Form 10-Q
period 2019-03-31
CINEMARK USA INC /TX
filed 2019-05-10
CIK 885975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

As of May 10, 2019, 1,500 shares of Class A common stock and 182,648 shares of Class B common stock were outstanding.

CINEMARK USA, INC. AND SUBSIDIARIES

Cautionary Statement Regarding Forward-Looking Statements

Certain matters within this Quarterly Report on Form 10Q include “forward–looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The “forward-looking statements” may include our current expectations, assumptions, estimates and projections about our business and our industry. They may include statements relating to future revenues, expenses and profitability, the future development and expected growth of our business, projected capital expenditures, attendance at movies generally or in any of the markets in which we operate, the number or diversity of popular movies released and our ability to successfully license and exhibit popular films, national and international growth in our industry, competition from other exhibitors and alternative forms of entertainment and determinations in lawsuits in which we are defendants.  Forward-looking statements can be identified by the use of words such as “may,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance to differ from those projected in the forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.  For a description of the risk factors, please review the “Risk Factors” section or other sections in the Company’s Annual Report on Form 10-K filed March 4, 2019 and quarterly reports on Form 10-Q, filed with the Securities and Exchange Commission. All forward-looking statements are expressly qualified in their entirety by such risk factors. We undertake no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data, unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$425,161	$426,216
Inventories	18,142	19,319
Accounts receivable	85,055	95,076
Current income tax receivable	4,213	3,288
Prepaid expenses and other	11,895	15,114
Accounts receivable from parent	22,449	19,530
Total current assets	566,915	578,543

Theatre properties and equipment	3,213,464	3,404,150
Less: accumulated depreciation and amortization	1,489,011	1,571,017
Theatre properties and equipment, net	1,724,453	1,833,133

Operating lease right-of-use assets	1,443,451	—

Other assets
Goodwill	1,276,753	1,276,324
Intangible assets - net	324,952	330,910
Investment in NCM	272,414	275,592
Investments in and advances to affiliates	157,458	156,766
Long-term deferred tax asset	7,851	9,028
Deferred charges and other assets - net	38,910	41,055
Total other assets	2,078,338	2,089,675

Total assets	$5,813,157	$4,501,351

Liabilities and equity
Current liabilities
Current portion of long-term debt	$7,984	$7,984
Current portion of operating lease obligations	211,387	—
Current portion of finance and capital lease obligations	14,942	27,065
Current income tax payable	31,855	12,179
Current liability for uncertain tax positions	225	573
Accounts payable and accrued expenses	390,018	426,252
Total current liabilities	656,411	474,053

Long-term liabilities
Long-term debt, less current portion	1,772,304	1,772,627
Operating lease obligations, less current portion	1,284,317	—
Finance and capital lease obligations, less current portion	134,216	232,467
Long-term deferred tax liability	148,665	155,626
Long-term liability for uncertain tax positions	13,546	13,380
Deferred lease expenses	—	39,235
Deferred revenue - NCM	284,944	287,349
Other long-term liabilities	31,403	49,431
Total long-term liabilities	3,669,395	2,550,115

Commitments and contingencies (see Note 17)

Equity
Cinemark USA, Inc.'s stockholder's equity:
Class A common stock, $0.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and 182,648 shares outstanding	49,543	49,543
Treasury stock, 57,245 Class B shares at cost	(24,233)	(24,233)
Additional paid-in-capital	1,280,664	1,277,921
Retained earnings	491,167	480,580
Accumulated other comprehensive loss	(321,634)	(319,007)

Total Cinemark USA, Inc.'s stockholder's equity	1,475,507	1,464,804
Noncontrolling interests	11,844	12,379
Total equity	1,487,351	1,477,183

Total liabilities and equity	$5,813,157	$4,501,351

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues
Admissions	$395,540	$452,624
Concession	251,324	261,772
Other	67,859	65,575
Total revenues	714,723	779,971
Cost of operations
Film rentals and advertising	210,077	240,915
Concession supplies	43,071	40,824
Salaries and wages	96,136	93,158
Facility lease expense	85,613	82,091
Utilities and other	110,637	109,432
General and administrative expenses	37,378	41,731
Depreciation and amortization	64,462	64,395
Impairment of long-lived assets	5,584	591
Loss on disposal of assets and other	3,799	3,939
Total cost of operations	656,757	677,076
Operating income	57,966	102,895
Other income (expense)
Interest expense	(25,141)	(27,115)
Loss on debt amendments and refinancing	—	(1,484)
Interest income	2,684	2,235
Foreign currency exchange gain	22	1,378
Distributions from NCM	4,548	6,358
Interest expense - NCM	(4,782)	(4,979)
Equity in income of affiliates	10,404	8,636
Total other expense	(12,265)	(14,971)

Income before income taxes	45,701	87,924
Income taxes	12,059	25,253
Net income	$33,642	$62,671
Less: Net income attributable to noncontrolling interests	465	156
Net income attributable to Cinemark USA, Inc.	$33,177	$62,515

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$33,642	$62,671
Other comprehensive income (loss), net of tax
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes of $1,069, net of settlements	(3,311)	—
Other comprehensive income (loss) in equity method investments	(71)	136
Foreign currency translation adjustments	755	204
Total other comprehensive income (loss), net of tax	(2,627)	340
Total comprehensive income, net of tax	31,015	63,011
Comprehensive income attributable to noncontrolling interests	(465)	(156)
Comprehensive income attributable to Cinemark USA, Inc.	$30,550	$62,855

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net income	$33,642	$62,671
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	63,247	63,514
Amortization of intangible and other assets and favorable/unfavorable leases	1,215	881
Amortization of long-term prepaid rents	—	639
Amortization of debt issue costs	1,328	1,590
Loss on debt amendments and refinancing	—	1,484
Amortization of deferred revenues, deferred lease incentives and other	(4,021)	(5,343)
Impairment of long-lived assets	5,584	591
Share based awards compensation expense	2,743	3,199
Loss on disposal of assets and other	3,799	3,939
Non-cash rent expense	(819)	—
Deferred lease expenses	—	(483)
Equity in income of affiliates	(10,404)	(8,636)
Deferred income tax expenses	(10,964)	(72)
Distributions from equity investees	14,342	12,323
Changes in assets and liabilities and other	4,343	(52,851)
Net cash provided by operating activities	104,035	83,446
Investing activities
Additions to theatre properties and equipment	(57,569)	(80,163)
Proceeds from sale of theatre properties and equipment and other	57	477
Investment in joint ventures and other, net	—	764
Net cash used for investing activities	(57,512)	(78,922)
Financing activities
Dividends paid to parent	(39,575)	(37,150)
Payroll taxes paid as a result of stock withholdings	(1,947)	(2,695)
Repayments of long-term debt	(1,649)	(1,649)
Payment of debt issue costs	—	(4,962)
Fees paid related to debt amendments	—	(704)
Payments on finance and capital leases	(3,517)	(6,090)
Other	(1,000)	—
Net cash used for financing activities	(47,688)	(53,250)
Effect of exchange rate changes on cash and cash equivalents	110	215
Decrease in cash and cash equivalents	(1,055)	(48,511)
Cash and cash equivalents:
Beginning of period	426,216	522,415
End of period	$425,161	$473,904
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

The accompanying condensed consolidated balance sheet as of December 31, 2018, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. Majority-owned subsidiaries that the Company has control of are consolidated while those affiliates of which the Company owns between 20% and 50% and does not control are accounted for under the equity method. Those affiliates of which the Company owns less than 20% are generally accounted for under the cost method, unless the Company is deemed to have the ability to exercise significant influence over the affiliate, in which case the Company would account for its investment under the equity method. The results of these subsidiaries and affiliates are included in the condensed consolidated financial statements effective with their formation or from their dates of acquisition. Intercompany balances and transactions are eliminated in consolidation.

These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2018, included in the Annual Report on Form 10-K filed March 4, 2019 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results to be achieved for the full year.

2.	New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), (“ASC Topic 842”). The purpose of ASC Topic 842 is to provide financial statement users a better understanding of the amount, timing, and uncertainty of cash flows arising from leases. The adoption of ASU 2016-02 resulted in the recognition of a right-of-use asset and a lease liability for most operating leases.  Additionally, new disclosure requirements include qualitative and quantitative information about the amounts recorded in the financial statements. The Company adopted ASC Topic 842 effective January 1, 2019.  See Note 3 for further discussion.

3.	Adoption of ASC Topic 842 – Lease Accounting

The Company adopted ASC Topic 842 as of January 1, 2019 under the modified retrospective approach that resulted in the recognition of a cumulative-effect adjustment to the opening balance of retained earnings with an option to elect certain practical expedients.  The Company elected the following practical expedients, as allowed by ASC Topic 842:

•

The Company chose not to separate nonlease components from lease components, accounting for lease components and nonlease components associated with a lease as a single lease component.  More specifically, for theatre leases, the Company elected not to separate fixed common area maintenance costs from lease costs when calculating lease liabilities and assets.

•	The Company also elected the following practical expedients:
o	The Company did not reassess whether existing contracts in effect as of the transition date of January 1, 2019 were, or contained, a lease.
o	The Company did not reassess the classification of existing leases as operating or finance as of the transition date.
o	The Company did not reassess whether any initial direct costs were incurred for any of its existing leases.
o	The Company did not elect to apply the recognition requirements of ASC 842 to short-term leases.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The adoption of ASC Topic 842 included the following primary impacts:

1.

The Company recorded a right-of-use asset and lease liability for all of its operating leases as required by the standard.   The lease liability for each lease was determined based on the present value of future minimum lease payments.  The right-of-use asset was based on the lease liability value, adjusted for offsets that existed as of adoption, including deferred rent liabilities of ($39,235), net favorable and unfavorable lease intangibles of ($5,780), deferred lease incentive liabilities of ($12,960) and long-term prepaid rents of $7,707.  The Company recorded operating lease right-of-use assets of $1,491,245 and operating lease liabilities of $1,545,210 upon adoption.

2.

Certain of the Company’s existing lease assets and liabilities, which were accounted for under prior sale-leaseback accounting guidance, were derecognized in accordance with ASC Topic 842 and reevaluated for classification per the new accounting guidance.  Several of these leases have been reestablished as operating leases based on ASC Topic 842.

a.

For those leases that are now classified as operating leases in accordance with ASC Topic 842, approximately $110,442 and $126,376 of lease assets and liabilities, respectively, were recorded as an adjustment to beginning retained earnings.  The related net deferred income tax asset for these accounts was also recorded as an adjustment to beginning retained earnings.  See additional impact discussed in item 3 below.

b.	The Company recognized finance lease assets and liabilities in the amount of $57,440 as of January 1, 2019 for the remaining leases that were determined to be finance leases under ASC Topic 842.
3.

For the leases noted in item 2a above, the Company will now record the related operating lease payments as facility lease expense, compared to prior periods in which the capitalized asset was depreciated and lease payments were recorded as a reduction of a lease liability and interest expense.

Theatre Leases - The Company conducts a significant part of its theatre operations in leased properties under noncancelable operating and finance leases with terms generally ranging from 10 to 25 years. In addition to the fixed lease payments, some of the leases provide for variable lease payments and some require the payment of taxes, insurance and other costs applicable to the property. Variable lease payments include payments based on a percentage of retail sales over contractual levels or payments adjusted periodically for inflation or changes in attendance. The Company can renew, at its option, a substantial portion of the leases at defined or then market rental rates for various periods.  Some leases also provide for escalating rent payments throughout the lease term.  The Company recognizes fixed lease expense for the operating leases on a straight-line basis over the lease term.  The Company’s theatre lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Equipment Leases - The Company has certain equipment operating leases primarily including projectors, trash compactors and various other equipment used in the day-to-day operation of the business.  Certain of the leases require fixed lease payments to be made over the duration of the lease term, while others are variable in nature based on usage or sales.  Certain of these leases are month-to-month, while others are noncancelable with terms generally ranging from 5 to 12 years.  The Company’s equipment lease agreements do not contain any material residual value guarantees or material restrictive covenants.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following table represents the operating and finance right-of-use assets and lease liabilities as of March 31, 2019.

		As of
Leases	Classification	March 31, 2019
Assets (1)
Operating lease assets	Operating lease assets	$1,443,451
Finance lease assets	Theatre properties and equipment, net of accumulated depreciation and amortization (2)	126,854
Total lease assets		$1,570,305

Liabilities (1)
Current
Operating	Current portion of operating lease obligations	$211,387
Finance	Current portion of finance lease obligations	14,942
Noncurrent
Operating	Operating lease obligations, less current portion	1,284,317
Finance	Finance lease obligations, less current portion	134,216
Total lease liabilities		$1,644,862

(1)

The lease right-of-use assets and liabilities recorded on the Company’s condensed consolidated balance sheet generally do not include renewal options that have not yet been executed.  The Company does not consider a lease renewal exercise as reasonably certain until immediately before the necessary notification is provided to the landlord.

(2)	Finance lease assets are net of accumulated amortization of $50,503 as of March 31, 2019.

As of March 31, 2019, the Company had signed lease agreements with total noncancelable lease payments of approximately $195,955 related to theatre leases that had not yet commenced.  The timing of lease commencement is dependent on the completion of construction of the related theatre facility.  Additionally, these amounts are based on estimated square footage and costs to construct each facility and may be subject to adjustment upon final completion of each construction project.  In accordance with ASC Topic 842, fixed minimum lease payments related to these theatres are not included in the right of use assets and lease liabilities as of March 31, 2019.  There were no significant noncancelable lease agreements signed, but not yet commenced, related to equipment leases.

The following table represents the Company’s aggregate lease costs, by lease classification, for the three months ended March 31, 2019.

		Three Months Ended
Lease Cost	Classification	March 31, 2019
Operating lease costs
Equipment (1)	Utilities and other	$1,743
Theatres (2)(3)	Facility lease expense	84,785
Total operating lease costs		$86,528

Finance lease costs
Amortization of leased assets	Depreciation and amortization	3,740
Interest on lease liabilities	Interest expense	2,021
Total finance lease costs		$5,761
(1)	Includes approximately $620 of short-term lease payments.
(2)

Includes approximately $15,934 of variable lease payments based on a change in index, such as CPI or inflation, variable payments based on revenues or attendance and variable common area maintenance costs.

(3)	Approximately $402 of lease payments are included in general administrative expenses primarily related to office leases.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following table represents the maturity of lease liabilities, by lease classification, as of March 31, 2019.

	Operating	Finance
Years Ending	Leases	Leases	Total
2019	$209,134	$16,683	$225,817
2020	265,866	22,373	288,239
2021	248,804	18,661	267,465
2022	219,925	17,925	237,850
2023	189,116	17,236	206,352
After 2023	674,349	101,109	775,458
Total lease payments	$1,807,194	$193,987	$2,001,181
Less: Interest	311,490	44,829	356,319
Present value of lease liabilities	$1,495,704	$149,158	$1,644,862

The following table represents future minimum lease payments under noncancelable operating and capital leases at December 31, 2018 as presented in the Company’s Annual Report on Form 10-K filed February 28, 2019:

	Operating	Capital
Years Ending	Leases	Leases
2019	$253,323	$42,434
2020	242,336	41,502
2021	230,396	34,589
2022	204,628	32,462
2023	176,802	28,534
Thereafter	677,091	166,375
Total	$1,784,576	345,896
Amounts representing interest payments		(86,364)
Present value of future minimum payments		259,532
Current portion of finance and capital lease obligations		(27,065)
Capital lease obligations, less current portion		$232,467

The following table represents the weighted-average remaining lease term and discount rate, disaggregated by lease classification, as of March 31, 2019.

As of
Lease Term and Discount Rate	March 31, 2019
Weighted-average remaining lease term (years) (1)
Operating leases - equipment	4.5
Operating leases - theatres	8.2
Finance leases - equipment	6.3
Finance leases - theatres	10.9

Weighted-average discount rate (2)
Operating leases - equipment	4.3%
Operating leases - theatres	4.8%
Finance leases - equipment	5.5%
Finance leases - theatres	5.3%
(1)

The lease right-of-use assets and liabilities recorded on the Company’s condensed consolidated balance sheet generally do not include renewal options that have not yet been executed.  The Company does not consider a lease renewal exercise as reasonably certain until immediately before the necessary notification is provided to the landlord.

(2)

The discount rate for each lease represents the incremental borrowing rate that the Company would incur to borrow on a collateralized basis over a similar term and amount equal to lease payments in a similar economic environment.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following table represents the minimum cash lease payments included in the measurement of lease liabilities and the non-cash addition of right-of-use assets for the three months ended March 31, 2019.

Three months ended,
Other Information	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Cash outflows for operating leases	$69,974
Cash outflows for finance leases - operating activities	$1,974
Cash outlfows for finance leases - financing activities	$3,517
Non-cash amount of leased assets obtained in exchange for:
Operating lease liabilities - equipment	$101
Finance lease liabilities	$—

4.	Revenue Recognition

The Company’s patrons have the option to purchase movie tickets well in advance of a movie showtime or right before the movie showtime, or at any point in between those two timeframes depending on seat availability.  The Company recognizes such admissions revenues when the showtime for a purchased movie ticket has passed.  Concession revenues are recognized when sales are made at the registers.  Other revenues primarily consist of screen advertising, promotional income and transactional fees. Screen advertising revenues are recognized over the period that the related advertising is delivered on-screen or in-theatre.  The Company sells gift cards and discount ticket vouchers, the proceeds from which are recorded as current liabilities.  Revenues for gift cards and discount ticket vouchers are recognized when they are redeemed for movie tickets or concession items.  The Company offers a subscription program in the U.S. whereby patrons can pay a monthly fee to receive a monthly credit for use towards a future movie ticket purchase.  The Company records the monthly subscription program fees as current liabilities and records admissions revenues when the showtime for a movie ticket purchased with a credit has passed.  The Company also has loyalty programs in many of its locations that either have a prepaid annual membership fee or award points to customers as purchases are made.  For those loyalty programs that have an annual membership fee, the Company recognizes the fee collected as other revenues over the term of the membership.  For those loyalty programs that award points to customers based on their purchases, the Company records a portion of the original transaction proceeds as liabilities based on the number of reward points issued to customers and recognizes revenues when the customer redeems such points.  Advances collected on long-term screen advertising, concession and other contracts are recorded as deferred revenues. In accordance with the terms of the agreements, the advances collected on such contracts are recognized during the period in which the Company satisfies the related performance obligations, which may differ from the period in which the advances are collected. These advances are recognized on either a straight-line basis over the term of the contracts or as the Company has met its performance obligations in accordance with the terms of the contracts.

Accounts receivable as of March 31, 2019 included approximately $34,833 of receivables related to contracts with customers.  The Company did not record any assets related to the costs to obtain or fulfill a contract with customers during the three months ended March 31, 2019.

Disaggregation of Revenue

The following table presents revenues for the three months ended March 31, 2019 and 2018, disaggregated based on major type of good or service and by reportable operating segment.

	Three Months Ended
	March 31, 2019
	U.S.	International
	Operating	Operating
Major Goods/Services	Segment (1)	Segment	Consolidated
Admissions revenues	$308,839	$86,701	$395,540
Concession revenues	199,386	51,938	251,324
Screen advertising and promotional revenues	20,580	14,038	34,618
Other revenues	26,011	7,230	33,241
Total revenues	$554,816	$159,907	$714,723

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

	Three Months Ended
	March 31, 2018
	U.S.	International
	Operating	Operating
Major Goods/Services	Segment (1)	Segment	Consolidated
Admissions revenues	$349,352	$103,272	$452,624
Concession revenues	203,750	58,022	261,772
Screen advertising and promotional revenues	18,179	14,269	32,448
Other revenues	25,062	8,065	33,127
Total revenues	$596,343	$183,628	$779,971
(1)	U.S. segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 15 for additional information on intercompany eliminations.

The following table presents revenues for the three months ended March 31, 2019, disaggregated based on timing of revenue recognition.

	Three Months Ended
	March 31, 2019
	U.S.	International
	Operating	Operating
	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$532,183	$143,109	$675,292
Goods and services transferred over time	22,633	16,798	39,431
Total	$554,816	$159,907	$714,723
(1)	U.S. segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 15 for additional information on intercompany eliminations.

Deferred Revenues

The following table presents changes in the Company’s deferred revenues for the three months ended March 31, 2019.

	Deferred Revenue - NCM	Other Deferred Revenues (1)	Total
Balance at January 1, 2019	$287,349	$106,075	$393,424
Amounts recognized as accounts receivable	—	5,907	5,907
Cash received from customers in advance	—	40,899	40,899
Common units received from NCM (see Note 7)	1,552	—	1,552
Revenue recognized during period	(3,957)	(43,760)	(47,717)
Foreign currency translation adjustments	—	(318)	(318)
Balance at March 31, 2019	$284,944	$108,803	$393,747
(1)

Includes liabilities associated with outstanding gift cards and SuperSavers, points or rebates outstanding under the Company’s loyalty and membership programs and revenues not yet recognized for screen advertising and other promotional activities. Classified as accounts payable and accrued expenses or other long-term liabilities on the condensed consolidated balance sheet.

The table below summarizes the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of March 31, 2019 and when the Company expects to recognize this revenue.

	Twelve Months Ended March 31,
Remaining Performance Obligations	2020	2021	2022	2023	2024	Thereafter	Total
Deferred revenue - NCM	$15,901	$15,917	$15,917	$15,917	$15,917	$205,375	$284,944
Deferred revenue - other	97,421	11,036	200	146	—	—	108,803
Total	$113,322	$26,953	$16,117	$16,063	$15,917	$205,375	$393,747

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Significant Financing Component

As discussed further in Note 7, in connection with the completion of the NCM, Inc. (“NCMI”) initial public offering, the Company amended and restated its ESA with NCM and received approximately $174,000 in cash consideration from NCM.  The proceeds were recorded as deferred revenue and are being amortized over the term of the modified ESA, or through February 2037.  In addition to the consideration received upon the ESA modification during 2007, the Company also receives consideration in the form of common units from NCM, at each annual common unit adjustment settlement, in exchange for exclusive access to the Company’s newly opened domestic screens under the ESA.  See Note 7 for additional information regarding the common unit adjustment and related accounting.   Due to the significant length of time between receiving the consideration from NCM and fulfillment of the related performance obligation, the ESA includes an implied significant financing component, as per the guidance in ASC Topic 606.

As a result of the significant financing component on deferred revenue - NCM, the Company recognized incremental screen advertising revenue and an offsetting interest expense of $4,782 and $4,979 during the three months ended March 31, 2019 and 2018, respectively. The interest expense was calculated using the Company’s incremental borrowing rates at the time when the cash and each tranche of common units were received from NCM, which ranged from 5.5% to 8.0%.

5.	Long Term Debt Activity

Senior Secured Credit Facility

On March 29, 2018, the Company amended its senior secured credit facility to extend the maturity of the term loan to March 29, 2025, reduce the rate at which the term loan bears interest by 0.25% and to reduce the amount of real property required to be mortgaged to secure the loans. Under the amended facility, quarterly principal payments of $1,649 are due on the term loan through December 31, 2024, with a final principal payment of $613,351 due on March 29, 2025. The Company incurred debt issue costs of approximately $4,962 in connection with the amendment.  As a result of the amendment, the Company wrote-off $780 of unamortized debt issue costs and incurred approximately $704 in legal and other fees, both of which are reflected as loss on debt amendments and refinancing on the condensed consolidated statements of income for the three months ended March 31, 2018.

Fair Value of Long-Term Debt

The Company estimates the fair value of its long-term debt using the market approach, which utilizes quoted market prices that fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by ASC 820, Fair Value Measurement (“ASC Topic 820”). The carrying value of the Company’s long-term debt was $1,807,662 and $1,809,311 as of March 31, 2019 and December 31, 2018, respectively, excluding unamortized debt discounts and debt issue costs. The fair value of the Company’s long-term debt was $1,816,587 and $1,774,066 as of March 31, 2019 and December 31, 2018, respectively.

Interest Rate Swap Agreements

The Company is currently a party to three interest rate swap agreements that are used to hedge a portion of the interest rate risk associated with the variable interest rates on the Company’s term loan debt and qualify for cash flow hedge accounting. The fair values of the interest rate swaps are recorded on the Company’s condensed consolidated balance sheet as an asset or liability with the related gains or losses reported as a component of accumulated other comprehensive loss. The changes in fair value are reclassified from accumulated other comprehensive loss into earnings in the same period that the hedged items affect earnings.

The valuation technique used to determine fair value is the income approach and under this approach, the Company uses projected future interest rates as provided by counterparty to the interest rate swap agreement and the fixed rates that the Company is obligated to pay under the agreement. Therefore, the Company’s measurements use significant unobservable inputs, which fall in Level 3 of the U.S. GAAP hierarchy as defined by FASB ASC Topic 820-10-35. See Note 12 for a summary of unrealized gains or losses recorded in accumulated other comprehensive loss.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of the Company’s interest rate swap agreements designated as cash flow hedges as of March 31, 2019:

					Estimated
					Fair Value at
Notional					March 31,
Amount	Effective Date	Pay Rate	Receive Rate	Expiration Date	2019 (1)
$175,000	December 31, 2018	2.75%	1-Month LIBOR	December 31, 2022	3,665
$137,500	December 31, 2018	2.77%	1-Month LIBOR	December 31, 2022	2,968
$137,500	December 31, 2018	2.75%	1-Month LIBOR	December 31, 2022	2,840
				Total	$9,473

(1)  Included in other long-term liabilities on the condensed consolidated balance sheet as of March 31, 2019.

6.	Equity

Below is a summary of changes in stockholder’s equity attributable to Cinemark USA, Inc., noncontrolling interests and total equity for the three months ended March 31, 2019 and 2018:

							Total
	Class A	Class B				Accumulated Other	Cinemark USA, Inc.
	Common	Common	Treasury	Additional	Retained	Comprehensive	Stockholder's	Noncontrolling	Total
	Stock	Stock	Stock	Paid-In-Capital	Earnings	Income (Loss)	Equity	Interests	Equity
Balance at January 1, 2019	$—	$49,543	$(24,233)	$1,277,921	$480,580	$(319,007)	$1,464,804	$12,379	$1,477,183
Cumulative effect of change in accounting principle, net of taxes of $6,054 (see Note 3)	—	—	—	—	16,985	—	16,985	—	16,985
Share based awards compensation expense	—	—	—	2,743	—	—	2,743	—	2,743
Dividends paid to parent	—	—	—	—	(39,575)	—	(39,575)	—	(39,575)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(1,000)	(1,000)
Net income	—	—	—	—	33,177	—	33,177	465	33,642
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes of $1,069, net of settlements	—	—	—	—	—	(3,311)	(3,311)		(3,311)
Other comprehensive loss in equity method investees	—	—	—	—	—	(71)	(71)	—	(71)
Foreign currency translation adjustments	—	—	—	—	—	755	755	—	755
Balance at March 31, 2019	$—	$49,543	$(24,233)	$1,280,664	$491,167	$(321,634)	$1,475,507	$11,844	$1,487,351

							Total
	Class A	Class B				Accumulated Other	Cinemark USA, Inc.
	Common	Common	Treasury	Additional	Retained	Comprehensive	Stockholder's	Noncontrolling	Total
	Stock	Stock	Stock	Paid-In-Capital	Earnings	Income (Loss)	Equity	Interests	Equity
Balance at January 1, 2018	$—	$49,543	$(24,233)	$1,264,505	$373,069	$(253,282)	$1,409,602	$11,893	$1,421,495
Cumulative effect of change in accounting principle, net of taxes of $13,079	—	—	—	—	40,526	—	40,526		40,526
Share based awards compensation expense	—	—	—	3,199	—	—	3,199		3,199
Dividends paid to parent	—	—	—	—	(37,150)	—	(37,150)		(37,150)
Net income	—	—	—	—	62,515	—	62,515	156	62,671
Other comprehensive income in equity method investees	—	—	—	—	—	136	136		136
Foreign currency translation adjustments	—	—	—	—	—	204	204		204
Balance at March 31, 2018	$—	$49,543	$(24,233)	$1,267,704	$438,960	$(252,942)	$1,479,032	$12,049	$1,491,081

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

7.	Investment in National CineMedia

The Company has an investment in National Cinemedia, LLC (“NCM”).  NCM operates a digital in-theatre network in the U.S. for providing cinema advertising. Upon joining NCM, the Company entered into an Exhibitor Services Agreement with NCM (“ESA”), pursuant to which NCM provides advertising and promotions to our theatres. As described further in Note 4 to the Company’s financial statements as included in its 2018 Annual Report on Form 10-K, on February 13, 2007, National Cinemedia, Inc. (“NCMI”), an entity that serves as the sole manager of NCM, completed an initial public offering (“IPO”) of its common stock. In connection with the NCMI initial public offering, the Company amended its operating agreement and the ESA. Following the NCM, Inc. IPO, the Company does not recognize undistributed equity in the earnings on its original NCM membership units (referred to herein as the Company’s Tranche 1 Investment) until NCM’s future net earnings, less distributions received, surpass the amount of the excess distribution. The Company recognizes equity in earnings on its Tranche 1 Investment only to the extent it receives cash distributions from NCM. The Company recognizes cash distributions it receives from NCM on its Tranche 1 Investment as a component of earnings as Distributions from NCM.  The Company believes that the accounting model provided by ASC Topic 323-10-35-22 for recognition of equity investee losses in excess of an investor’s basis is analogous to the accounting for equity income subsequent to recognizing an excess distribution.

Below is a summary of activity with NCM included in the Company’s condensed consolidated financial statements:

	Investment in NCM	Deferred Revenue	Distributions from NCM	Equity in Earnings	Other Revenue	Interest Expense - NCM (2)	Cash Received
Balance as of January 1, 2019	$275,592	$(287,349)
Receipt of common units due to annual common unit adjustment ("CUA")	1,552	(1,552)	—	—	—	—	—
Revenues earned under ESA (1) (2)	—	—	—	—	(7,812)	4,782	3,030
Receipt of excess cash distributions	(9,124)	—	(4,548)	—	—	—	13,672
Equity in earnings	4,394	—	—	(4,394)	—	—	—
Amortization of deferred revenue	—	3,957	—	—	(3,957)	—	—
Balance as of and for the three months ended March 31, 2019	$272,414	$(284,944)	$(4,548)	$(4,394)	$(11,769)	$4,782	$16,702

(1)

Amount includes the per patron and per digital screen theatre access fees due to the Company, net of amounts paid to NCM for on-screen advertising time provided to the Company’s beverage concessionaire of approximately $2,615.

(2)	Reflects impact of significant financing component related to amounts received in advance under the ESA and CUA agreements. See Note 4.

During the three months ended March 31, 2019 and 2018, the Company recorded equity in earnings of $4,394 and $4,015, respectively.

Pursuant to a Common Unit Adjustment Agreement dated as of February 13, 2007 between NCMI and the Company, AMC Entertainment, Inc. (“AMC”) and Regal Entertainment Group (“Regal”) (collectively, “Founding Members”), annual adjustments to the common membership units are made primarily based on increases or decreases in the number of theatre screens operated and theatre attendance generated by each Founding Member. As further discussed in Note 4 to the Company’s financial statements as included in its 2018 Annual Report on Form 10-K, the common units received (collectively referred to as the Company’s “Tranche 2 Investment”) are recorded at estimated fair value as an increase in the Company’s investment in NCM with an offset to deferred revenue. The Company’s Tranche 2 Investment is accounted for following the equity method, with undistributed equity earnings related to its Tranche 2 Investment included as a component of earnings in equity in income of affiliates and distributions received related to its Tranche 2 Investment are recorded as a reduction of investment basis.

During March 2019, NCM performed its annual common unit adjustment calculation under the Common Unit Adjustment Agreement. As a result of the calculation, on March 29, 2019, the Company received an additional 219,056 common units of NCM, each of which is convertible into one share of NCMI common stock. The Company recorded the additional common units received at estimated fair value with a corresponding adjustment to deferred revenue of approximately $1,552. The fair value of the common units received was estimated based on the market price of NCMI common stock at the time the common units were determined, adjusted for volatility associated with the estimated time period it would take to convert the common units and register the respective shares.  The deferred revenue will be recognized on a straight-line basis over the remaining term of the ESA.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

As of March 31, 2019, the Company owned a total of 39,737,700 common units of NCM, representing an ownership interest of approximately 25%. The estimated fair value of the Company’s investment in NCM was approximately $280,151 based on the price of NCMI common stock as of March 29, 2019 of $7.05 per share (Level 1 input as defined in FASB ASC Topic 820).

Below is summary financial information for NCM for the periods indicated (financial information as of and for the three months ended March 28, 2019 is not yet available).

Three Months Ended
March 29, 2018
Gross revenues	$80,200
Operating income	$11,000
Net income	$(3,000)

As of
December 27, 2018
Current assets	$172,700
Noncurrent assets	$726,800
Current liabilities	$115,200
Noncurrent liabilities	$924,900
Members deficit	$(140,600)

8.	Other Investments

Below is a summary of activity for each of the Company’s other investments for the three months ended March 31, 2019:

	DCIP	AC JV, LLC	DCDC	FE Concepts	Other	Total
Balance at January 1, 2019	$125,252	$5,266	$2,255	$19,918	$4,075	$156,766
Cash distributions received	(5,218)	—	—	—	—	(5,218)
Equity in income	4,329	1,678	—	3	—	6,010
Equity in other comprehensive loss	(71)	—	—	—	—	(71)
Other	—	—	—	—	(29)	(29)
Balance at March 31, 2019	$124,292	$6,944	$2,255	$19,921	$4,046	$157,458

Digital Cinema Implementation Partners LLC (“DCIP”)

On February 12, 2007, the Company, AMC and Regal entered into a joint venture known as DCIP to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. As of March 31, 2019, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting.

Below is summary financial information for DCIP for the periods indicated:

	Three Months Ended
	March 31, 2019	March 31, 2018
Gross revenues	$44,774	$41,033
Operating income	$20,208	$23,445
Net income	$18,485	$21,534

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

	As of
	March 31, 2019	December 31, 2018
Current assets	$49,937	$52,531
Noncurrent assets	$660,018	$750,571
Current liabilities	$68,372	$62,251
Noncurrent liabilities	$93,913	$265,475
Members' equity	$547,670	$475,376

As of March 31, 2019, the Company had 3,866 digital projection systems being leased under the master equipment lease agreement with Kasima LLC, which is an indirect subsidiary of DCIP and a related party to the Company. The Company had the following transactions with DCIP, reflected in utilities and other costs on the condensed consolidated statements of income, during the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31, 2019	March 31, 2018
Equipment lease payments	$1,121	$1,217
Warranty reimbursements from DCIP	$(2,938)	$(2,501)
Management service fees	$158	$194

AC JV, LLC

During December 2013, the Company, Regal, AMC (the “AC Founding Members”) and NCM entered into a series of agreements that resulted in the formation of AC JV, LLC (“AC”), a joint venture that owns “Fathom Events” formerly operated by NCM.  The Fathom Events business focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theatre operators, including concerts, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. The Company paid event fees to AC of $5,317 and $2,571 for the three months ended March 31, 2019 and 2018, respectively, which are included in film rentals and advertising costs on the condensed consolidated statements of income.  Additionally, the remaining outstanding balance of a note payable from the Company to NCM, related to the formation of AC, was $1,389 as of March 31, 2019.

Digital Cinema Distribution Coalition

Digital Cinema Distribution Coalition (“DCDC”) is a joint venture among the Company, Universal, Warner Bros., AMC and Regal.  DCDC operates a satellite distribution network that distributes all digital content to U.S. theatres via satellite. The Company has an approximate 14.6% ownership in DCDC. The Company paid approximately $263 and $234 to DCDC during the three months ended March 31, 2019 and 2018, respectively, related to content delivery services provided by DCDC.  These fees are included in film rentals and advertising costs on the condensed consolidated statements of income.

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

Restricted Stock – During the three months ended March 31, 2019, Cinemark Holdings, Inc. granted 247,342 shares of restricted stock to employees of the Company. The fair value of the restricted stock granted was determined based on the market value of Cinemark Holdings, Inc.’s common stock on the date of grant, which was $36.77 per share. The Company assumed a 10% forfeiture rate for the restricted stock awards. The restricted stock awards vest over four years.  The recipients of restricted stock are entitled to receive non-forfeitable dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

Below is a summary of restricted stock activity for the three months ended March 31, 2019:

	Shares of	Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2019	704,353	$38.68
Granted	247,342	$36.77
Vested	(149,976)	$42.69
Forfeited	(8,808)	$37.03
Outstanding at March 31, 2019	792,911	$37.35
Unvested restricted stock at March 31, 2019	792,911	$37.35

	March 31,
	2019	2018
Compensation expense recognized by the Company during the period	$2,206	$2,148
Additional compensation expense recognized by Cinemark Holdings, Inc. during the period	$227	$227
Fair value of restricted shares held by Company employees that vested during the period	$5,745	$7,807
Income tax benefit recognized upon vesting of restricted stock awards held by Company employees	$1,002	$1,399

As of March 31, 2019, the estimated remaining unrecognized compensation expense related to unvested restricted stock awards was $20,815, of which $20,626 will be recognized by the Company and $189 will be recognized by Cinemark Holdings, Inc.  The weighted average period over which this remaining compensation expense will be recognized is approximately three years.

Restricted Stock Units – During the three months ended March 31, 2019, Cinemark Holdings, Inc. granted restricted stock units representing 306,651 hypothetical shares of its common stock to employees of the Company. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during the two fiscal year periods ending December 31, 2020 based on a formula utilizing a multiple of Adjusted EBITDA subject to certain adjustments as specified by the Compensation Committee prior to the grant date. The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity and vest on a prorata basis according to the IRR achieved by the Company during the performance period. If the IRR for the two-year period is at least 6%, which is the threshold, one-third of the maximum restricted stock units vest. If the IRR for the two-year period is at least 8%, which is the target, two-thirds of the maximum restricted stock units vest. If the IRR for the two-year period is at least 14%, which is the maximum, 100% of the maximum restricted stock units vest. Grantees are eligible to receive a ratable portion of the common stock issuable if the IRR is within the targets previously noted. Further, as an example, if the Company achieves an IRR equal to 11%, the number of restricted stock units that shall vest will be greater than the target but less than the maximum number that would have vested had the Company achieved the highest IRR.  All restricted stock units granted during 2019 will vest subject to an additional two-year service requirement and will be paid in the form of common stock if the participant continues to provide services through the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments from the grant date if, and at the time that, the restricted stock unit awards vest.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a table summarizing the potential number of shares that could vest under restricted stock unit awards granted during the three months ended March 31, 2019 at each of the three target levels of financial performance (excluding forfeiture assumptions):

	Number of
	Shares	Value at
	Vesting	Grant
at IRR of at least 6%	136,285	$5,011
at IRR of at least 8%	204,427	$7,517
at IRR of at least 14%	306,651	$11,276

Due to the fact that the IRR for the two-year performance period could not be determined at the time of the 2019 grant, the Company estimated that the most likely outcome is the achievement of the target IRR level. The fair value of the restricted stock unit awards was determined based on the closing price of Cinemark Holdings, Inc.’s common stock on the date of grant, which was $36.77 per share. The Company assumed a forfeiture rate of 5% for the restricted stock unit awards. If during the service period, additional information becomes available to lead the Company to believe a different IRR level will be achieved for the two-year performance period, the Company will reassess the number of units that are expected to vest for the grant and adjust its compensation expense accordingly on a prospective basis over the remaining service period.

	March 31,
	2019	2018
Number of restricted stock unit awards that vested during the period	88,074	125,063
Fair value of restricted stock unit awards that vested during the period	$3,550	$3,594
Accumulated dividends paid upon vesting of restricted stock unit awards	$375	$522
Compensation expense recognized during the period	$537	$1,051
Income tax benefit recognized upon vesting of restricted stock unit awards	$170	$723

During the three months ended March 31, 2019, the Company modified the performance target levels for the restricted stock unit awards granted during February 2017 and February 2018 for all participants other than certain executive officers.  The modification adjusted the threshold, target and maximum IRR levels from 7.0%, 9.5% and 13.0%, respectively, to 6.0%, 8.0% and 14.0%, respectively.  The Company accounted for the change in performance measures as modifications of each award, and recorded a reduction to compensation expense of $132 during the three months ended March 31, 2019.  Simultaneous with the modification of the restricted stock unit awards granted during February 2017, the Company determined that the final IRR reached for the respective measurement period was 9.3%, which resulted in reduction in  compensation expense of approximately $563.

As of March 31, 2019, the estimated remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $13,621. The weighted average period over which this remaining compensation expense will be recognized is approximately three years. As of March 31, 2019, the Company had restricted stock units outstanding that represented a total of 554,529 hypothetical shares of Cinemark Holdings, Inc.’s common stock, net of forfeitures, assuming an IRR of 7.2% was achieved for the 2016 grants, an IRR of 9.3% was achieved for the 2017 grants, and the maximum IRR level is achieved for all other grants outstanding.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

10.	Goodwill and Other Intangible Assets

The Company’s goodwill was as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at January 1, 2019 (1)	$1,174,041	$102,283	$1,276,324
Theatres acquired in Brazil (2)	—	869	869
Foreign currency translation adjustments	—	(440)	(440)
Balance at March 31, 2019 (1)	$1,174,041	$102,712	$1,276,753

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.
(2)	Amount represents purchase price allocation for theatres acquired in Brazil during 2018.

The Company evaluates goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of the goodwill may not be fully recoverable.  The Company evaluates goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. Management considers the reporting unit to be each of its nineteen regions in the U.S. and seven countries internationally with Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala considered one reporting unit (the Company does not have goodwill recorded for all of its international locations).  For the year ended December 31, 2018, the Company performed a quantitative goodwill impairment assessment on all reporting units, in accordance with ASC Topic 350-20-35.  No events or changes in circumstances occurred during the three months ended March 31, 2019 that indicated the carrying value of goodwill might exceed its estimated fair value.

Intangible assets consisted of the following:

	Balance at January 1, 2019	Impact of Adoption of ASC Topic 842 (1)	Amortization	Other (2)	Balance at March 31, 2019
Intangible assets with finite lives:
Gross carrying amount	$105,256	$(18,024)	$—	$(322)	$86,910
Accumulated amortization	(74,603)	13,597	(1,204)	―	(62,210)
Total net intangible assets with finite lives	$30,653	$(4,427)	$(1,204)	$(322)	$24,700

Intangible assets with indefinite lives:
Tradename and other	300,257	―	―	(5)	300,252
Total intangible assets — net	$330,910	$(4,427)	$(1,204)	$(327)	$324,952

(1)	See Note 3 for further discussion of the impact of adoption of ASC Topic 842.
(2)	Amount represents foreign currency translation adjustments.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

For the year ended December 31, 2018, the Company performed a quantitative assessment for all definite and indefinite-lived tradename assets.  No events or changes in circumstances occurred during the three months ended March 31, 2019 that indicated the carrying value of its tradename assets might exceed their estimated fair values.

Estimated aggregate future amortization expense for intangible assets is as follows:

For the nine months ended December 31, 2019	$3,307
For the twelve months ended December 31, 2020	4,358
For the twelve months ended December 31, 2021	2,447
For the twelve months ended December 31, 2022	2,333
For the twelve months ended December 31, 2023	2,307
Thereafter	9,948
Total	$24,700

11.	Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. See discussion of the Company’s long-lived asset impairment evaluation process in Note 1 to the Company’s financial statements as included in its 2018 Annual Report on Form 10-K.  As noted in the discussion, fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during the three months ended March 31, 2019 and 2018. As of March 31, 2019, the estimated aggregate fair value of the long-lived assets impaired during the three months ended March 31, 2019 was $3,712.

The long-lived asset impairment charges recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre.

Below is a summary of impairment charges for the periods presented:

	Three Months Ended
	March 31,
	2019	2018
U.S. theatre properties	$1,208	$591
International theatre properties	4,376	—
Impairment of long-lived assets	$5,584	$591

12.	Fair Value Measurements

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

Level 2 – other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and

Level 3 – unobservable and should be used to measure fair value to the extent that observable inputs are not available.

Below is a summary of liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of March 31, 2019:

	Carry	Fair Value
Description	Value	Level 1	Level 2	Leve 3
Interest rate swap liabilities	$(9,473)	$—	$—	$(9,473)

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a summary of liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of December 31, 2018:

	Carry	Fair Value
Description	Value	Level 1	Level 2	Leve 3
Interest rate swap liabilities	$(5,093)	$—	$—	$(5,093)

Below is a reconciliation of the beginning and ending balance for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Liabilities (1)
2019
Beginning balance - January 1	$5,093
Total loss included in accumulated other comprehensive loss	4,663
Settlements included in interest expense	(283)
Ending balance - March 31	$9,473

(1) Represents interest rate swap liabilities.  See Note 5 for discussion.

The Company uses the market approach for fair value measurements on a nonrecurring basis in the impairment evaluations of its long-lived assets (see Note 10 and Note 11). See additional explanation of fair value measurement techniques used for long-lived assets, goodwill and intangible assets in “Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 4, 2019.  There were no changes in valuation techniques and there were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2019.

13.	Foreign Currency Translation

The accumulated other comprehensive loss account in stockholder’s equity of $321,634 and $319,007 as of March 31, 2019 and December 31, 2018, respectively, primarily includes cumulative foreign currency adjustments of $314,545 and $315,300, respectively, from translating the financial statements of the Company’s international subsidiaries and the changes in fair values of the Company’s interest rate swap agreements that are designated as hedges.

As of March 31, 2019, all foreign countries where the Company has operations, other than Argentina, are non-highly inflationary, and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss.  The Company deemed Argentina to be highly inflationary beginning July 1, 2018.  A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the financial statements of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity.  The financial information of the Company’s Argentina subsidiaries has been remeasured in U.S. dollars in accordance with ASC Topic 830, Foreign Currency Matters, effective beginning July 1, 2018.

Below is a summary of the impact of translating the March 31, 2019 financial statements of the Company’s international subsidiaries:

			Other Comprehensive Income (Loss) for
	Exchange Rate as of		the Three Months Ended
Country	March 31, 2019	December 31, 2018	March 31, 2019	March 31, 2018
Brazil	3.93	3.88	$(2,334)	$391
Argentina (1)	43.37	37.68	—	(3,541)
Chile	680.83	694.74	1,473	1,207
Peru	3.32	3.39	982	182
Colombia	3,175.61	3,249.75	431	1,887
All other			203	78
			$755	$204

(1)  Beginning July 1, 2018, Argentina was deemed highly inflationary.  The impact of translating Argentina financial results to U.S. dollars, which was not significant, has been recorded in foreign currency exchange gain on the Company’s condensed consolidated statement of income.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

14.	Supplemental Cash Flow Information

The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Three Months Ended
	March 31,
	2019	2018
Cash paid for interest	$9,104	$11,743
Cash paid for income taxes, net of refunds received	$3,414	$5,906
Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$(14,660)	$7,625
Interest expense - NCM (see Note 7)	$(4,782)	$—
Investment in NCM – receipt of common units (see Note 7)	$1,552	$5,012
(1)	Additions to theatre properties and equipment included in accounts payable as of March 31, 2019 and December 31, 2018 were $22,344 and $37,004, respectively.
15.	Segments

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

Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended
	March 31,
	2019	2018
Revenues
U.S.	$557,798	$599,645
International	159,907	183,628
Eliminations	(2,982)	(3,302)
Total revenues	$714,723	$779,971

Adjusted EBITDA
U.S.	$126,130	$156,270
International	26,495	37,586
Total Adjusted EBITDA	$152,625	$193,856

Capital expenditures
U.S.	$52,339	$69,971
International	5,230	10,192
Total capital expenditures	$57,569	$80,163

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended
	March 31,
	2019	2018
Net income	$33,642	$62,671
Add (deduct):
Income taxes	12,059	25,253
Interest expense (1) (2)	25,141	27,115
Other income (3)	(8,328)	(7,270)
Loss on debt amendments and refinancing	—	1,484
Other cash distributions from equity investees (4)	14,342	12,323
Depreciation and amortization (2)	64,462	64,395
Impairment of long-lived assets	5,584	591
Loss on disposal of assets and other	3,799	3,939
Non-cash rent expense (5)	(819)	—
Deferred lease expenses (2)	—	(483)
Amortization of long-term prepaid rents (2)	—	639
Share based awards compensation expense	2,743	3,199
Adjusted EBITDA (2)	$152,625	$193,856
(1)	Includes amortization of debt issue costs.
(2)	Amounts for the three months ended March 31, 2019 were impacted by the adoption of ASC Topic 842 and the resulting change in the classification of certain of the Company’s leases.
(3)	Includes interest income, foreign currency exchange gain, equity in income of affiliates and interest expense - NCM and excludes distributions from NCM.
(4)

Includes cash distributions received from equity investees that were recorded as a reduction of the respective investment balances (see Notes 7 and 8).  These distributions are reported entirely within the U.S. operating segment.

(5)

The adoption of ASC Topic 842 impacted how the Company amortizes lease related assets and liabilities such as deferred lease expenses, favorable and unfavorable lease intangible assets, long-term prepaid rents and deferred lease incentives.  Beginning January 1, 2019, these items are amortized to facility lease expense for theatre operating leases and utilities and other for equipment operating leases.  See Note 3 for discussion of the impact of ASC Topic 842.

Financial Information About Geographic Areas

Below is a breakdown of selected financial information by geographic area:

	Three Months Ended
	March 31,
Revenues	2019	2018
U.S.	$557,798	$599,645
Brazil	70,861	80,136
Other international countries	89,046	103,492
Eliminations	(2,982)	(3,302)
Total	$714,723	$779,971

	As of	As of
Theatre Properties and Equipment-net (1)	March 31, 2019	December 31, 2018
U.S.	$1,434,000	$1,479,603
Brazil	122,911	140,570
Other international countries	167,542	212,960
Total	$1,724,453	$1,833,133

(1) See Note 3 for discussion of impact of ASC Topic 842 on capital lease assets.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

16.	Related Party Transactions

The Company manages theatres for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Lee Roy Mitchell is Cinemark Holdings, Inc.’s Chairman of the Board of Directors and directly and indirectly owns approximately 8% of Cinemark Holdings, Inc.’s common stock. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $146 and $141 of management fee revenues during the three months ended March 31, 2019 and 2018, respectively. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.

The Company has an Aircraft Time Sharing Agreement with Copper Beech Capital, LLC (“Copper Beech”) to use, on occasion, a private aircraft owned by Copper Beech. Copper Beech is owned by Mr. Mitchell and his wife, Tandy Mitchell. The private aircraft is used by Mr. Mitchell and other executives who accompany Mr. Mitchell to business meetings for the Company. The Company reimburses Copper Beech for the actual costs of fuel usage and the expenses of the pilots, landing fees, storage fees and similar expenses incurred during the trip.  For the three months ended March 31, 2019 and 2018, the aggregate amounts paid to Copper Beech for the use of the aircraft was $7 and $14, respectively.

The Company leases 14 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of Cinemark Holdings, Inc.’s directors and is an officer of the general partner of Syufy. Of these 15 leases, 14 have fixed minimum annual rent. The one lease without minimum annual rent has rent based upon a specified percentage of gross sales as defined in the lease. For the three months ended March 31, 2019 and 2018, the Company paid total rent of approximately $6,590 and $7,880, respectively, to Syufy.

The Company has paid certain fees on behalf of its parent, Cinemark Holdings, Inc., and Cinemark Holdings, Inc. has paid income taxes and other items on behalf of the Company.  The net receivable from Cinemark Holdings, Inc. as of March 31, 2019 and December 31, 2018 was $22,449 and $19,530, respectively.  The Company paid Cinemark Holdings, Inc. cash dividends of $39,575 and $37,150 during the three months ended March 31, 2019 and 2018, respectively.

The Company has a 50% voting interest in FE Concepts, a joint venture with AWSR, an entity owned by Lee Roy Mitchell and Tandy Mitchell.  FE Concepts will develop and operate a family entertainment center that offers bowling, gaming, movies and other amenities.  See Note 8 for further discussion.

17.	Commitments and Contingencies

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

Silken Brown v. Cinemark USA, Inc., Case No. 3:13cv05669, In the United States District Court for the Northern District of California, San Francisco Division. The case presents putative class action claims for penalties and attorney's fees arising from alleged violations of the California wage statement law.  The claim is also asserted as a representative action under the California Private Attorney General Act (PAGA) for penalties. The Court granted class certification. The company denies the claims, denies that class certification is appropriate, denies that the plaintiff has standing to assert the claims alleged and is vigorously defending against the claims.  The Company denies any violation of law; however, to avoid the cost and uncertainty associated with litigation the Company and the plaintiff entered into a Joint Stipulation of Class Action Settlement and Release of Claims (the “Settlement Agreement”) to fully and finally dismiss all claims that would be brought in the case.  The Settlement Agreement was preliminarily approved by the Court and is subject to final approval later this year. During 2018, the Company recorded a litigation reserve based on the proposed Settlement Agreement.

Flagship Theatres of Palm Desert, LLC d/b/a Cinemas Palme D’Or v. Century Theatres, Inc., and Cinemark USA, Inc.; Superior Court of the State of California, County of Los Angeles.  Plaintiff in this case alleges that the Company violated California antitrust and unfair competition laws by engaging in “circuit dealing” with various motion picture distributors and tortuously interfered with Plaintiff’s business relationships.  Plaintiff seeks compensatory damages, trebling of those damages under California law, punitive damages, injunctive relief, attorneys’ fees, costs and interest.  Plaintiff also alleges that the Company’s conduct ultimately resulted in closure of its theatre in June 2016.  The Company denied the allegations.  In 2008, the Company moved for

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

summary judgment on Plaintiff’s claims, arguing primarily that clearances between the theatres at issue were lawful and that Plaintiff lacked proof sufficient to support certain technical elements of its antitrust claims.  The trial court granted that motion and dismissed Plaintiff’s claims.  Plaintiff appealed and, in 2011, the Court of Appeal reversed, holding, among other things, that Plaintiff’s claims were not about the illegality of clearances but were focused, instead, on “circuit dealing.”  Having re-framed the claims in that manner, the Court of Appeal held that the trial court’s decision to limit discovery to the market where the theatres at issue operated was an error, as “circuit dealing” necessarily involves activities in different markets.  Upon return to the trial court, the parties engaged in additional, broadened discovery related to Plaintiff’s “circuit dealing” claim.  Thereafter, the Company moved again for summary judgment on all of Plaintiff’s claims.  That new motion for summary judgment was pending when, on or about April 11, 2014, the trial court granted the Company’s motion for terminating sanctions and entered a judgment dismissing the case with prejudice.  Plaintiff then appealed that second dismissal, seeking to have the judgment reversed and the case remanded to the trial court.  The Court of Appeal issued a ruling on May 24, 2016, reversing the granting of terminating sanctions and instead imposed a lesser evidentiary and damages preclusion sanction.  The case returned to the trial court on October 6, 2016.  On May 10, 2018, after a five-week jury trial, the jury found no liability on one circuit dealing claim and awarded Plaintiff damages on the other claim, which are tripled for antitrust damage awards.  Plaintiff would also be entitled to certain court costs and to seek at least some portion of its attorney’s fees.  During 2018, the Company recorded a litigation reserve based on the jury award and an estimate of court costs and attorney’s fees.  The trial court denied a motion for a judgment notwithstanding the verdict and a motion for a new trial. The Company intends to appeal the judgment.  Although the Company denies that it engaged in any form of circuit dealing, it cannot predict the outcome of its pending motions or future appeals.

Civil Investigative Demand The Company received a Civil Investigative Demand (“CID”) from the Antitrust Division of the United States Department of Justice. The CID relates to an investigation under Sections 1 and 2 of the Sherman Act. The Company also received CIDs from the Antitrust Section of the Office of the Attorney General of the State of Ohio and later from other states regarding similar inquiries under state antitrust laws. The CIDs request the Company to answer interrogatories, and produce documents, or both, related to the investigation of matters including film clearances, potential coordination and/or communication with other major theatre circuits and related joint ventures.  The Company intends to fully cooperate with all federal and state government agencies. Although the Company does not believe that it has violated any federal or state antitrust or competition laws, it cannot predict the ultimate scope, duration or outcome of these investigations.

18.	Condensed Consolidating Financial Information of Subsidiary Guarantors

As of March 31, 2019, the Company had outstanding $400,000 aggregate principal amount of 5.125% senior notes due 2022, or the 5.125% Senior Notes, and $755,000 aggregate principal amount of 4.875% senior notes due 2023,  or the 4.875% Senior Notes, (collectively the “Notes”). These Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the following subsidiaries of Cinemark USA, Inc.:

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

The following supplemental condensed consolidating financial information presents:

a.

Condensed consolidating balance sheet information as of December 31, 2018 and March 31, 2019, condensed consolidating statements of income information for the three months ended March 31, 2018 and 2019, condensed consolidating statements of comprehensive income (loss) information for the three months ended March 31, 2018 and 2019 and condensed consolidating statements of cash flows information for the three months ended March 31, 2018 and 2019.

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

DECEMBER 31, 2018

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$197,965	$10,886	$217,365	$—	$426,216
Other current assets	60,829	19,997	67,149	(15,178)	132,797
Accounts receivable from parent or subsidiaries	—	284,893	—	(265,363)	19,530
Total current assets	258,794	315,776	284,514	(280,541)	578,543
Theatre properties and equipment - net	664,759	789,536	378,838	-	1,833,133
Investment in subsidiaries	1,806,255	57,845	-	(1,864,100)	—
Other assets	1,500,366	155,011	546,834	(112,536)	2,089,675
Total assets	$4,230,174	$1,318,168	$1,210,186	$(2,257,177)	$4,501,351
Liabilities and equity
Current liabilities
Current portion of long-term debt	$6,595	$—	$1,389	$—	$7,984
Current portion of capital lease obligations	11,918	9,406	5,741	—	27,065
Accounts payable and accrued expenses	297,302	58,544	96,780	(13,622)	439,004
Accounts payable to parent or subsidiaries	40,421	—	224,942	(265,363)	—
Total current liabilities	356,236	67,950	328,852	(278,985)	474,053
Long-term liabilities
Long-term debt, less current portion	1,872,627	—	7,955	(107,955)	1,772,627
Capital lease obligations, less current portion	123,329	59,539	49,599	—	232,467
Other long-term liabilities and deferrals	413,177	60,137	77,844	(6,137)	545,021
Total long-term liabilities	2,409,133	119,676	135,398	(114,092)	2,550,115
Commitments and contingencies
Equity
Cinemark USA, Inc.'s stockholder's equity:
Common stock	49,543	457,368	10,238	(467,606)	49,543
Other stockholder's equity	1,415,262	673,174	723,319	(1,396,494)	1,415,261
Total Cinemark USA, Inc. stockholder's equity	1,464,805	1,130,542	733,557	(1,864,100)	1,464,804
Noncontrolling interests	—	—	12,379	—	12,379
Total equity	1,464,805	1,130,542	745,936	(1,864,100)	1,477,183
Total liabilities and equity	$4,230,174	$1,318,168	$1,210,186	$(2,257,177)	$4,501,351

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

MARCH 31, 2019

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$179,903	$8,522	$236,736	$—	$425,161
Other current assets	47,132	17,120	65,726	(10,673)	119,305
Accounts receivable from parent or subsidiaries	—	300,062	—	(277,613)	22,449
Total current assets	227,035	325,704	302,462	(288,286)	566,915
Theatre properties and equipment - net	634,522	774,645	315,286	—	1,724,453
Operating lease right-of-use assets	721,123	526,759	195,569	—	1,443,451
Investment in subsidiaries	1,841,738	43,409	—	(1,885,147)	—
Other assets	1,491,107	157,390	542,994	(113,153)	2,078,338
Total assets	$4,915,525	$1,827,907	$1,356,311	$(2,286,586)	$5,813,157
Liabilities and equity
Current liabilities
Current portion of long-term debt	$6,595	$—	$1,389	$—	$7,984
Current portion of operating lease obligations	96,750	84,674	29,963	—	211,387
Current portion of finance lease obligations	10,775	4,100	67	—	14,942
Accounts payable and accrued expenses	303,915	36,154	91,141	(9,112)	422,098
Accounts payable to parent or subsidiaries	48,299	—	229,314	(277,613)	—
Total current liabilities	466,334	124,928	351,874	(286,725)	656,411
Long-term liabilities
Long-term debt, less current portion	1,872,306	-	7,953	(107,955)	1,772,304
Operating lease obligations, less current portion	654,266	469,485	160,566	—	1,284,317
Finance lease obligations, less current portion	81,554	52,241	421	—	134,216
Other long-term liabilities and deferrals	365,558	42,908	76,851	(6,759)	478,558
Total long-term liabilities	2,973,684	564,634	245,791	(114,714)	3,669,395
Commitments and contingencies
Equity
Cinemark USA, Inc.'s stockholder's equity:
Common stock	49,543	457,368	10,238	(467,606)	49,543
Other stockholder's equity	1,425,964	680,977	736,564	(1,417,541)	1,425,964
Total Cinemark USA, Inc. stockholder's equity	1,475,507	1,138,345	746,802	(1,885,147)	1,475,507
Noncontrolling interests	—	—	11,844	—	11,844
Total equity	1,475,507	1,138,345	758,646	(1,885,147)	1,487,351

Total liabilities and equity	$4,915,525	$1,827,907	$1,356,311	$(2,286,586)	$5,813,157

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

THREE MONTHS ENDED MARCH 31, 2018

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$282,329	$318,421	$192,605	$(13,384)	$779,971
Cost of operations
Theatre operating expenses	218,778	218,530	142,496	(13,384)	566,420
General and administrative expenses	3,109	24,853	13,769	—	41,731
Depreciation and amortization	21,439	24,281	18,675	—	64,395
Impairment of long-lived assets	14	-	577	—	591
Loss on disposal of assets and other	2,306	1,431	202	—	3,939
Total cost of operations	245,646	269,095	175,719	(13,384)	677,076
Operating income	36,683	49,326	16,886	—	102,895
Other income (expense)
Interest expense	(24,228)	(1,658)	(1,580)	351	(27,115)
Loss on debt amendments and refinancing	(1,484)	—	—	—	(1,484)
Distributions from NCM	—	—	6,358	—	6,358
Interest expense - NCM	(4,979)	—	—	—	(4,979)
Equity in income of affiliates	60,101	4,286	7,580	(63,331)	8,636
Other income	812	55	3,097	(351)	3,613
Total other income (expense)	30,222	2,683	15,455	(63,331)	(14,971)
Income before income taxes	66,905	52,009	32,341	(63,331)	87,924
Income taxes	4,390	11,354	9,509	—	25,253
Net income	62,515	40,655	22,832	(63,331)	62,671
Less: Net income attributable to noncontrolling interests	—	—	156	—	156
Net income attributable to Cinemark USA, Inc.	$62,515	$40,655	$22,676	$(63,331)	$62,515

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

THREE MONTHS ENDED MARCH 31, 2019

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$262,374	$295,250	$169,378	$(12,279)	$714,723
Cost of operations
Theatre operating expenses	210,025	215,751	132,037	(12,279)	545,534
General and administrative expenses	2,367	23,571	11,440	—	37,378
Depreciation and amortization	22,845	25,321	16,296	—	64,462
Impairment of long-lived assets	121	1,087	4,376	—	5,584
Loss on disposal of assets and other	1,876	1,731	192	—	3,799
Total cost of operations	237,234	267,461	164,341	(12,279)	656,757
Operating income	25,140	27,789	5,037	—	57,966
Other income (expense)
Interest expense	(24,648)	(628)	(207)	342	(25,141)
Distributions from NCM	—	—	4,548	—	4,548
Interest expense - NCM	(4,782)	—	—	—	(4,782)
Equity in income of affiliates	35,127	(5,897)	7,815	(26,641)	10,404
Other income (expense)	1,031	(5)	2,022	(342)	2,706
Total other income (expense)	6,728	(6,530)	14,178	(26,641)	(12,265)
Income before income taxes	31,868	21,259	19,215	(26,641)	45,701
Income taxes	(1,309)	8,301	5,067	—	12,059
Net income	33,177	12,958	14,148	(26,641)	33,642
Less: Net income attributable to noncontrolling interests	—	—	465	—	465
Net income attributable to Cinemark USA, Inc.	$33,177	$12,958	$13,683	$(26,641)	$33,177

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

THREE MONTHS ENDED MARCH 31, 2019

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net income	$33,177	$12,958	$14,148	$(26,641)	$33,642
Other comprehensive income (loss), net of tax
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes of $1,069, net of settlements	(3,311)	—	—	—	(3,311)
Other comprehensive loss of equity method investments	(71)	—	(71)	71	(71)
Foreign currency translation adjustments	755	—	755	(755)	755
Total other comprehensive income (loss), net of tax	(2,627)	—	684	(684)	(2,627)
Total comprehensive income, net of tax	$30,550	$12,958	$14,832	$(27,325)	$31,015
Comprehensive income attributable to noncontrolling interests	—	—	(465)	—	(465)
Comprehensive income attributable to Cinemark USA, Inc.	$30,550	$12,958	$14,367	$(27,325)	$30,550

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

THREE MONTHS ENDED MARCH 31, 2018

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated

Operating activities
Net income	$62,515	$40,655	$22,832	$(63,331)	$62,671
Adjustments to reconcile net income to cash provided by (used for) operating activities	(37,825)	24,251	23,869	63,331	73,626
Changes in assets and liabilities	140,027	(188,886)	(3,992)	—	(52,851)
Net cash provided by (used for) operating activities	164,717	(123,980)	42,709	—	83,446
Investing activities
Additions to theatre properties and equipment	(23,072)	(44,899)	(12,192)	—	(80,163)
Proceeds from sale of theatre properties and equipment and other	—	314	163	—	477
Proceeds from intercompany note repayment	1,867	—	—	(1,867)	—
(Investment in) return of investment from joint ventures and other, net	—	(78)	842	—	764
Net cash used for investing activities	(21,205)	(44,663)	(11,187)	(1,867)	(78,922)
Financing activities
Dividends paid to parent	(37,150)	—	—	—	(37,150)
Repayments of long-term debt	(1,649)	—	—	—	(1,649)
Payment of debt issue costs	(4,962)	—	—	—	(4,962)
Repayment of intercompany note	—	—	(1,867)	1,867	—
Payments on capital leases	(2,745)	(2,160)	(1,185)	—	(6,090)
Other	(704)	(2,695)	—	—	(3,399)
Net cash used for financing activities	(47,210)	(4,855)	(3,052)	1,867	(53,250)
Effect of exchange rate changes on cash and cash equivalents	—	—	215	—	215
Increase (decrease) in cash and cash equivalents	96,302	(173,498)	28,685	—	(48,511)
Cash and cash equivalents:
Beginning of year	130,590	180,623	211,202	—	522,415
End of year	$226,892	$7,125	$239,887	$—	$473,904

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

THREE MONTHS ENDED MARCH 31, 2019

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated

Operating activities
Net income	$33,177	$12,958	$14,148	$(26,641)	$33,642
Adjustments to reconcile net income to cash provided by operating activities	(20,446)	35,991	23,864	26,641	66,050
Changes in assets and liabilities	35,810	(19,119)	(12,348)	—	4,343
Net cash provided by operating activities	48,541	29,830	25,664	—	104,035
Investing activities
Additions to theatre properties and equipment	(22,864)	(29,261)	(5,444)	—	(57,569)
Proceeds from sale of theatre properties and equipment and other	—	—	57	—	57
Net cash used for investing activities	(22,864)	(29,261)	(5,387)	—	(57,512)
Financing activities
Dividends paid to parent	(39,575)	—	—	—	(39,575)
Repayments of long-term debt	(1,649)	—	—	—	(1,649)
Payments on capital and finance leases	(2,515)	(986)	(16)	—	(3,517)
Other	-	(1,947)	(1,000)	—	(2,947)
Net cash used for financing activities	(43,739)	(2,933)	(1,016)	—	(47,688)
Effect of exchange rate changes on cash and cash equivalents	—	—	110	—	110
Increase (decrease) in cash and cash equivalents	(18,062)	(2,364)	19,371	—	(1,055)
Cash and cash equivalents:
Beginning of year	197,965	10,886	217,365	—	426,216
End of year	$179,903	$8,522	$236,736	$—	$425,161

*   *   *   *   *

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this report.

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Argentina, Chile, Colombia, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay. As of March 31, 2019, we managed our business under two reportable operating segments – U.S. markets and international markets. See Note 15 to our condensed consolidated financial statements.

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

Films leading the box office during the three months ended March 31, 2019 included Captain Marvel, How to Train Your Dragon: The Hidden World, Aquaman, Us and Glass. Films scheduled for release during the remainder of 2019 include Avengers: Endgame, Star Wars: Episode IX, The Lion King, Frozen 2, Toy Story 4, Aladdin, It 2, Spider-Man: Far From Home, The Secret Life of Pets 2, Joker, and Godzilla 2 among other films.

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

Critical Accounting Policies

We adopted ASC Topic 842 effective January 1, 2019, therefore, our lease accounting policy has been modified as discussed in Note 3 to our condensed consolidated financial statements.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data and the percentage of revenues represented by certain items reflected in our condensed consolidated statements of income.

	Three Months Ended
	March 31,
	2019	2018
Operating data (in millions):
Revenues
Admissions	$395.5	$452.6
Concession	251.3	261.8
Other	67.9	65.6
Total revenues	$714.7	$780.0
Cost of operations
Film rentals and advertising	210.1	241.0
Concession supplies	43.1	40.8
Salaries and wages	96.1	93.1
Facility lease expense	85.6	82.1
Utilities and other	110.6	109.4
General and administrative expenses	37.4	41.7
Depreciation and amortization	64.5	64.4
Impairment of long-lived assets	5.6	0.6
Loss on disposal of assets and other	3.8	3.9
Total cost of operations	656.8	677.0
Operating income	$57.9	$103.0

Operating data as a percentage of total revenues:
Revenues
Admissions	55.3%	58.0%
Concession	35.2%	33.6%
Other	9.5%	8.4%
Total revenues	100.0%	100.0%
Cost of operations (1)
Film rentals and advertising	53.1%	53.2%
Concession supplies	17.2%	15.6%
Salaries and wages	13.4%	11.9%
Facility lease expense	12.0%	10.5%
Utilities and other	15.5%	14.0%
General and administrative expenses	5.2%	5.3%
Depreciation and amortization	9.0%	8.3%
Impairment of long-lived assets	0.8%	0.1%
Loss on disposal of assets and other	0.5%	0.5%
Total cost of operations	91.9%	86.8%
Operating income	8.1%	13.2%
Average screen count (month end average)	6,044	5,959
Average operating screen count (month end average)	6,016	5,879
Total revenues per average screen (dollars)	$118,253	$130,890

(1)

All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Three months ended March 31, 2019 versus March 31, 2018

Revenues. Total revenues were $714.7 million for the three months ended March 31, 2019 (“first quarter of 2019”) compared to $780.0 million for the three months ended March 31, 2018 (“first quarter of 2018”). The table below, presented by reportable operating segment, summarizes our revenue performance and certain key performance indicators for the three months ended March 31, 2019 and 2018.

	U.S. Operating Segment			International Operating Segment					Consolidated
							Constant Currency (3)
	2019	2018	% Change	2019	2018	% Change	2019	% Change	2019	2018	% Change
Admissions revenues (1)	$308.8	$349.3	(11.6)%	$86.7	$103.3	(16.1)%	$106.4	3.0%	$395.5	$452.6	(12.6)%
Concession revenues (1)	$199.4	$203.8	(2.2)%	$51.9	$58.0	(10.5)%	$62.7	8.1%	$251.3	$261.8	(4.0)%
Other revenues (1)(2)	$46.6	$43.3	7.6%	$21.3	$22.3	(4.5)%	$27.3	22.4%	$67.9	$65.6	3.5%
Total revenues (1)(2)	$554.8	$596.4	(7.0)%	$159.9	$183.6	(12.9)%	$196.4	7.0%	$714.7	$780.0	(8.4)%
Attendance (1)	38.7	44.6	(13.2)%	23.6	23.9	(1.3)%			62.3	68.5	(9.1)%
Average ticket price (1)	$7.98	$7.83	1.9%	$3.67	$4.32	(15.0)%	$4.51	4.4%	$6.35	$6.61	(3.9)%
Concession revenues per patron (1)	$5.15	$4.57	12.7%	$2.20	$2.43	(9.5)%	$2.66	9.5%	$4.03	$3.82	5.5%

(1)

Revenues and attendance amounts in millions.  Average ticket price is calculated as admissions revenues divided by attendance.  Concession revenues per patron is calculated as concession revenues divided by attendance.

(2)	U.S. operating segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 15 to our condensed consolidated financial statements.
(3)

Constant currency revenue amounts, which are non-GAAP measurements, were calculated using the average exchange rate for the corresponding month for 2018. We translate the results of our international operating segment from local currencies into U.S. dollars using currency rates in effect at different points in time in accordance with U.S. GAAP. Significant changes in foreign exchange rates from one period to the next can result in meaningful variations in reported results.   We are providing constant currency amounts for our international operating segment to present a period-to-period comparison of business performance that excludes the impact of foreign currency fluctuations.

•

U.S. Admissions revenues decreased $40.5 million primarily due to a 13.2% decrease in attendance slightly offset by a 1.9% increase in average ticket price. The decrease in attendance was due to the relative consumer appeal of films during the first quarter of 2019 compared to the first quarter of 2018, during which the blockbuster Black Panther grossed over $600 million. The increase in average ticket price was primarily due to price increases, partially offset by ticket type mix.  Concession revenues declined $4.4 million primarily due to the 13.2% decrease in attendance, largely offset by a 12.7% increase in concession revenues per patron. Concession revenues per patron grew primarily due to incremental sales of core concession products, continued expansion of concession offerings and price increases.  Other revenues increased $3.3 million due to increases in promotional revenues.

•

International. Admissions revenues decreased $16.6 million as reported (increased $3.1 million in constant currency) primarily due to a 1.3% decrease in attendance and a 15.0% decrease in average ticket price (average ticket price increased 4.4% in constant currency).  Concession revenues decreased $6.1 million as reported (increased $4.7 million in constant currency) primarily due to the 1.3% decrease in attendance and a 9.5% decrease in concession revenues per patron (concession revenues per patron increased 9.5% in constant currency).  Average ticket price and concession revenues per patron decreased, as reported, primarily due to the impact of changes in foreign currency exchange rates in certain countries in which we operate.  Other revenues decreased $1.0 million as reported (increased $5.0 million in constant currency) due to the impact of changes in foreign currency exchange rates in certain countries in which we operate, partially offset by increases in screen advertising and promotional revenues.

Cost of Operations. The table below summarizes our theatre operating costs (in millions) by reportable operating segment for the three months ended March 31, 2019 and 2018.

	U.S. Operating Segment		International Operating Segment			Consolidated
	2019	2018	2019	2018	Constant Currency (1) 2019	2019	2018
Film rentals and advertising	$169.2	$192.9	$40.9	$48.1	$50.2	$210.1	$241.0
Concession supplies	$32.0	$28.5	$11.1	$12.3	$13.4	$43.1	$40.8
Salaries and wages	$76.8	$71.7	$19.3	$21.4	$24.1	$96.1	$93.1
Facility lease expense	$64.9	$61.0	$20.7	$21.1	$24.5	$85.6	$82.1
Utilities and other	$79.8	$79.0	$30.8	$30.4	$37.8	$110.6	$109.4

(1)

Constant currency expense amounts, which are non-GAAP measurements were calculated using the average exchange rate for the corresponding month for 2018. We translate the results of our international operating segment from local currencies into U.S. dollars using currency rates in effect at different points in time in accordance with U.S. GAAP. Significant changes in foreign exchange rates from one period to the next can result in meaningful variations in reported results. We are providing constant currency amounts for our international operating segment to present a period-to-period comparison of business performance that excludes the impact of foreign currency fluctuations.

•

U.S. Film rentals and advertising costs were $169.2 million, or 54.8% of admissions revenues, for the first quarter of 2019 compared to $192.9 million, or 55.2% of admissions revenues, for the first quarter of 2018. The decrease in the film rentals and advertising rate was primarily due to the reduction of blockbuster films, partially offset by increased advertising and promotional activity.   Concession supplies expense was $32.0 million, or 16.0% of concession revenues, for the first quarter of 2019 compared to $28.5 million, or 14.0% of concession revenues, for the first quarter of 2018. The increase in the concessions supplies rate was driven by the mix of concession products sold.

Salaries and wages increased to $76.8 million for the first quarter of 2019 from $71.7 million for the first quarter of 2018 primarily due to increases in minimum and other wage rates across many states in which we operate, staffing at new theatres and staffing for in-theatre consumer initiatives. Facility lease expense increased to $64.9 million for the first quarter of 2019 from $61.0 million for the first quarter of 2018 primarily due to new theatres and an increase of $2.6 million from the impact of the adoption of ASC Topic 842 (see Note 3 to the condensed consolidated financial statements for further discussion), partially offset by lower percentage rent due to the decline in revenues.  Utilities and other costs increased to $79.8 million for the first quarter of 2019 from $79.0 million for the first quarter of 2018 primarily due to increases in real estate taxes and projector preventative maintenance expense.

•

International. Film rentals and advertising costs were $40.9 million ($50.2 million in constant currency), or 47.2% of admissions revenues, for the first quarter of 2019 compared to $48.1 million, or 46.6% of admissions revenues, for the first quarter of 2018. The increase in the film rentals and advertising rate was primarily due to the mix of films and increased promotion expenses. Concession supplies expense was $11.1 million ($13.4 million in constant currency), or 21.4% of concession revenues, for the first quarter of 2019 compared to $12.3 million, or 21.2% of concession revenues, for the first quarter of 2018.

Salaries and wages decreased to $19.3 million (increased to $24.1 million in constant currency) for the first quarter of 2019 compared to $21.4 million for the first quarter of 2018.  The as reported decrease was due to the impact of changes in foreign currency exchange rates in certain countries in which we operate, partially offset by increased local currency wages that were primarily driven by inflation, new theatres and limited flexibility in scheduling staff caused by shifting government regulations.  Facility lease expense decreased to $20.7 million (increased to $24.5 million in constant currency) for the first quarter of 2019 compared to $21.1 million for the first quarter of 2018.  The as reported decrease was due to lower percentage rent due to the decline in revenues and the impact of changes in foreign currency exchange rates in certain countries in which we operate, partially offset by an increase in base rent due to new theatres and a $2.4 million increase from the impact of the adoption of ASC Topic 842 (see Note 3 to the condensed consolidated financial statements for further discussion).  Utilities and other costs increased to $30.8 million (increased to $37.8 million in constant currency) for the first quarter of 2019 compared to $30.4 million for the first quarter of 2018.  The as reported increase was primarily due to increased commissions as a result of increased screen advertising revenues and increased utility costs.

General and administrative expenses.  General and administrative expenses decreased to $37.4 million for the first quarter of 2019 from $41.7 million for the first quarter of 2018. The decrease was primarily due to the impact of changes in foreign currency exchange rates in certain countries in which we operate and lower legal and professional fees, partially offset by increases in salaries and wages.

Depreciation and Amortization. Depreciation and amortization expense increased to $64.5 million during the first quarter of 2019 compared to $64.4 million during the first quarter of 2018. The increase was primarily due to theatre remodels and new theatres, offset by a $3.3 million impact from the adoption of ASC Topic 842 (see Note 3 to the condensed consolidated financial statements for further discussion).

Impairment of Long-Lived Assets.  We recorded asset impairment charges on assets held and used of $5.6 million during the first quarter of 2019 compared to $0.6 million during the first quarter of 2018. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. Impairment charges for the first quarter of 2019 impacted seven countries in which we operate and impairment charges for the first quarter of 2018 impacted one country.  See Note 11 to our condensed consolidated financial statements.

Loss on Disposal of Assets and Other. We recorded a loss on disposal of assets and other of $3.8 million during the first quarter of 2019 compared to $3.9 million during the first quarter of 2018. Activity for the first quarter of 2019 and 2018 were primarily due to the retirement of assets related to theatre remodels.

Interest Expense.  Interest costs incurred, including amortization of debt issue costs, were $25.1 million during the first quarter of 2019 compared to $27.1 million during the first quarter of 2018.  The decrease was primarily due to a $2.2 million impact from the adoption of ASC Topic 842 (see Note 3 to the condensed consolidated financial statements for further discussion).

Distributions from NCM.  We recorded distributions from NCM of $4.5 million during the first quarter of 2019 compared to $6.4 million recorded during the first quarter of 2018, which were in excess of the carrying value of our Tranche 1 investment. See Note 7 to our condensed consolidated financial statements.

Interest expense – NCM.  We recorded non-cash interest expense of $4.8 million for the first quarter of 2019 compared to $5.0 million recorded during the first quarter of 2018, related to the significant financing component associated with certain of our agreements with NCM.  See Notes 4 and 7 to our condensed consolidated financial statements for further discussion.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $10.4 million during the first quarter of 2019 compared to $8.6 million during the first quarter of 2018. See Notes 7 and 8 to our condensed consolidated financial statements for information about our equity investments.

Income Taxes. Income tax expense of $12.1 million was recorded for the first quarter of 2019 compared to $25.3 million recorded for the first quarter of 2018. The effective tax rate was approximately 26.4% for the first quarter of 2019 compared to 28.7% for the first quarter of 2018. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Liquidity and Capital Resources

Operating Activities

We primarily collect our revenues in cash, mainly through box office receipts and the sale of concessions. In addition, nearly all of our theatres provide the patron a choice of using a credit card or debit card. Our revenues are received in cash prior to the payment of related expenses, therefore we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities was $104.0 million for the three months ended March 31, 2019 compared to $83.4 million for the three months ended March 31, 2018. The increase in cash provided by operating activities was primarily due to the level and timing of payments to suppliers during each respective period and the impact of the adoption of ASC Topic 842 (see Note 3 to the condensed consolidated financial statements for further discussion), partially offset by a decline in net income.

Investing Activities

Our investing activities have been principally related to the development, remodel and acquisition of theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities was $57.5 million for the three months ended March 31, 2019 compared to $78.9 million for the three months ended March 31, 2018.  The decrease was primarily due to a decline in capital expenditures, which was primarily driven by a change in the timing and number of recliner conversions in the first quarter of 2019 compared to the first quarter of 2018.

Capital expenditures for the three months ended March 31, 2019 and 2018 were as follows (in millions):

Period	New Theatres	Existing Theatres	Total
Three Months Ended March 31, 2019	$15.0	$42.6	$57.6
Three Months Ended March 31, 2018	$17.9	$62.3	$80.2

We operated 547 theatres with 6,051 screens worldwide as of March 31, 2019, including 342 theatres with 4,596 screens in the U.S. and 205 theatres with 1,455 screens in international markets. During the three months ended March 31, 2019, we built one theatre with ten screens in the U.S. and one theatre and three screens in international markets.  We also closed one theatre with ten screens internationally.

As of March 31, 2019, in the U.S., we had signed commitments to open four new theatres and 48 screens during the remainder of 2019, and seven new theatres and 80 screens subsequent to 2019, and we expect to spend approximately $80 million on these 128 domestic screens.  In international markets, we had signed commitments to open seven new theatres and 56 screens during the remainder of 2019, and six new theatres and 46 screens subsequent to 2019, with estimated capital expenditures of $59 million for these 102 screens.

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

Financing Activities

Cash used for financing activities was $47.7 million for the three months ended March 31, 2019 compared to $53.3 million for the three months ended March 31, 2018.  The decrease was primarily due to the payment of debt issuance costs associated with the amendment of our senior secured credit facility during the three months ended March 31, 2018 and the impact of the adoption of ASC Topic 842 (see Note 3 to the condensed consolidated financial statements for further discussion).

We may from time to time, subject to compliance with our debt instruments, purchase our debt securities on the open market depending upon the availability and prices of such securities.

Long-term debt consisted of the following as of March 31, 2019 (in millions):

Cinemark USA, Inc. term loan	$651.3
Cinemark USA, Inc. 5.125% senior notes due 2022	400.0
Cinemark USA, Inc. 4.875% senior notes due 2023	755.0
Other	1.4
Total long-term debt	$1,807.7
Less current portion	8.0
Subtotal long-term debt, less current portion	$1,799.7
Less: Debt discounts and debt issuance costs, net of accumulated amortization	27.4
Long-term debt, less current portion, net of debt issuance costs	$1,772.3

As of March 31, 2019, we had $98.8 million in available borrowing capacity on our revolving credit line.

Contractual Obligations

There have been no material changes in our contractual obligations previously disclosed in “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed March 4, 2019.

Off-Balance Sheet Arrangements

Other than operating leases and purchase commitments disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed March 4, 2019, we do not have any off-balance sheet arrangements.

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

We have three interest rate swap agreements that are used to hedge a portion of the interest rate risk associated with the variable interest rates on the term loan outstanding under the Credit Agreement. See Note 5 of our condensed consolidated financial statements for discussion of the interest rate swaps.

At March 31, 2019, there was $651.3 million outstanding under the term loan and no borrowings outstanding under the $100.0 million revolving credit line. Cinemark USA, Inc. had $98.8 million in available borrowing capacity on the revolving credit line. The average interest rate on outstanding term loan borrowings under the Credit Agreement at March 31, 2019 was approximately 4.4% per annum.

Cinemark USA, Inc. 5.125% Senior Notes

On December 18, 2012, Cinemark USA, Inc. issued $400.0 million aggregate principal amount of 5.125% Senior Notes due 2022, at par value (the “5.125% Senior Notes”). Interest on the 5.125% Senior Notes is payable on June 15 and December 15 of each year. The 5.125% Senior Notes mature on December 15, 2022.

The indenture to the 5.125% Senior Notes contains covenants including limitations on the amount of dividends that could be paid by Cinemark USA, Inc. As of March 31, 2019, Cinemark USA, Inc. could have distributed up to approximately $2,357.7 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 5.125% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. The indenture allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1.

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

The indenture to the 4.875% Senior Notes contains covenants that include limitations on the amount of dividends that Cinemark USA, Inc. can pay. The indenture allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1.

Covenant Compliance

As of March 31, 2019, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to financial market risks, including changes in interest rates, foreign currency exchange rates and other relevant market prices.

Interest Rate Risk

We are currently party to a variable rate debt facility.  An increase or decrease in interest rates would affect our interest expense relating to our variable rate debt. At March 31, 2019, we had an aggregate of approximately $201.3 million of variable rate debt outstanding.  Based on the interest rates in effect on the variable rate debt outstanding at March 31, 2019, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $2.0 million.

The table below provides information about our fixed rate and variable rate long-term debt agreements as of March 31, 2019:

	Expected Maturity for the Twelve-Month Periods Ending March 31,								Average
	(in millions)								Interest
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value	Rate
Fixed rate	$1.4	$—	$—	$400.0	$755.0	$450.0	$1,606.4	$1,617.3	4.8%
Variable rate	6.6	6.6	6.6	6.6	6.6	168.3	201.3	199.3	4.3%
Total debt	$8.0	$6.6	$6.6	$406.6	$761.6	$618.3	$1,807.7	$1,816.6

Interest Rate Swap Agreements

All of our current interest rate swap agreements qualify for cash flow hedge accounting.  The fair values of the interest rate swaps are recorded on our consolidated balance sheet as an asset or liability with the related gains or losses reported as a component of accumulated other comprehensive loss.  See Note 5 to the condensed consolidated financial statements for further discussion of the interest rate swap agreements.

Foreign Currency Exchange Rate Risk

Other than the devaluation of the Argentine peso, discussed in Note 13 to the condensed consolidated financial statements, there have been no material changes in foreign currency exchange rate risk previously disclosed in “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed March 4, 2019.

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2019, we carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Other than the recent developments noted at Note 17, there have been no material changes from legal proceedings previously reported under “Business – Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed March 4, 2019.

Item 1A. Risk Factors

There have been no material changes from risk factors previously disclosed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed March 4, 2019.

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

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

MARCH 31, 2019

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$360,002	$65,159	$—	$425,161
Other current assets	259,603	(102,407)	(15,442)	141,754
Total current assets	619,605	(37,248)	(15,442)	566,915
Theatre properties and equipment, net	1,724,453	—	—	1,724,453
Operating lease right-of-use assets	1,443,451	—	—	1,443,451
Other assets	1,906,061	522,996	(350,719)	2,078,338
Total assets	$5,693,570	$485,748	$(366,161)	$5,813,157
Liabilities and equity
Current liabilities
Current portion of long-term debt	$6,595	$1,389	$—	$7,984
Current portion of operating lease obligations	211,387	—		211,387
Current portion of finance and capital lease obligations	14,942	—	—	14,942
Accounts payable and accrued expenses	437,472	68	(15,442)	422,098
Total current liabilities	670,396	1,457	(15,442)	656,411
Long-term liabilities
Long-term debt, less current portion	2,016,004	—	(243,700)	1,772,304
Operating lease obligations, less current portion	1,284,317	—	—	1,284,317
Finance and capital lease obligations, less current portion	134,216	—	—	134,216
Other long-term liabilities and deferrals	418,065	60,493	—	478,558
Total long-term liabilities	3,852,602	60,493	(243,700)	3,669,395
Commitments and contingencies
Equity	1,170,572	423,798	(107,019)	1,487,351
Total liabilities and equity	$5,693,570	$485,748	$(366,161)	$5,813,157

Note:  “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

THREE MONTHS ENDED MARCH 31, 2019

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Revenues	$714,723	$—	$—	$714,723
Cost of operations				—
Theatre operating costs	545,534	—	—	545,534
General and administrative expenses	37,378	—	—	37,378
Depreciation and amortization	64,462	—	—	64,462
Impairment of long-lived assets	5,584	—	—	5,584
Loss on disposal of assets and other	3,799	—	—	3,799
Total cost of operations	656,757	—	—	656,757
Operating income	57,966	—	—	57,966
Other income (expense)	(31,963)	19,698	—	(12,265)
Income before income taxes	26,003	19,698	—	45,701
Income taxes	6,276	5,783	—	12,059
Net income	19,727	13,915	—	33,642
Less: Net income attributable to noncontrolling interests	465	—	—	465
Net income attributable to Cinemark USA, Inc.	$19,262	$13,915	$—	$33,177

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

THREE MONTHS ENDED MARCH 31, 2019

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Net income	$19,727	$13,915	$—	$33,642
Other comprehensive income (loss), net of tax
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes of $1,069, net of settlements	(3,311)	-	—	(3,311)
Other comprehensive loss in equity method investments	—	(71)	—	(71)
Foreign currency translation adjustments	755	—	—	755
Total other comprehensive loss, net of tax	(2,556)	(71)	—	(2,627)
Total comprehensive income, net of tax	17,171	13,844	—	31,015
Comprehensive income attributable to noncontrolling interests	(465)	—	—	(465)
Comprehensive income attributable to Cinemark USA, Inc.	$16,706	$13,844	$—	$30,550

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

THREE MONTHS ENDED MARCH 31, 2019

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Operating activities
Net income	$19,727	$13,915	$—	$33,642
Adjustments to reconcile net income to cash provided by operating activities	64,893	1,157	—	66,050
Changes in assets and liabilities	10,012	(5,669)	—	4,343
Net cash provided by operating activities	94,632	9,403	—	104,035
Investing activities
Additions to theatre properties and equipment	(57,569)	—	—	(57,569)
Proceeds from sale of theatre properties and equipment and other	57	—	—	57
Net cash used for investing activities	(57,512)	—	—	(57,512)
Financing activities
Dividends paid to parent	(39,575)	—	—	(39,575)
Repayments of long-term debt	(1,649)	—	—	(1,649)
Payments on finance leases	(3,517)	—	—	(3,517)
Other	(2,947)	—	—	(2,947)
Net cash used for financing activities	(47,688)	—	—	(47,688)
Effect of exchange rate changes on cash and cash equivalents	110	—	—	110
Decrease in cash and cash equivalents	(10,458)	9,403	—	(1,055)
Cash and cash equivalents:
Beginning of year	370,460	55,756	—	426,216
End of year	$360,002	$65,159	$—	$425,161

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

Item 6. Exhibits

*31.1	Certification of Mark Zoradi, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Mark Zoradi, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

* 101

Financial Statements from the quarterly report on Form 10-Q of Cinemark USA, Inc. for the quarter ended March 31, 2019, filed May 10, 2019, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as detailed text.

*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK USA, INC.
Registrant

DATE:	May 10, 2019

/s/Mark Zoradi
Mark Zoradi
Chief Executive Officer

/s/Sean Gamble
Sean Gamble
Chief Financial Officer