Form 10-Q
period 2019-06-30
CINEMARK USA INC /TX
filed 2019-08-05
CIK 885975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 2, 2019, 1,500 shares of Class A common stock and 182,648 shares of Class B common stock were outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data, unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$511,349	$426,216
Inventories	21,761	19,319
Accounts receivable	103,979	95,076
Current income tax receivable	4,267	3,288
Prepaid expenses and other	21,146	15,114
Accounts receivable from parent	23,393	19,530
Total current assets	685,895	578,543

Theatre properties and equipment	3,261,831	3,404,150
Less: accumulated depreciation and amortization	1,545,184	1,571,017
Theatre properties and equipment, net	1,716,647	1,833,133

Operating lease right-of-use assets	1,429,451	—
Other assets
Goodwill	1,286,549	1,276,324
Intangible assets - net	324,189	330,910
Investment in NCM	268,709	275,592
Investments in and advances to affiliates	164,176	156,766
Long-term deferred tax asset	8,910	9,028
Deferred charges and other assets - net	41,066	41,055
Total other assets	2,093,599	2,089,675
Total assets	$5,925,592	$4,501,351

Liabilities and equity
Current liabilities
Current portion of long-term debt	$7,984	$7,984
Current portion of operating lease obligations	215,060	—
Current portion of finance and capital lease obligations	15,233	27,065
Current income tax payable	22,627	12,179
Current liability for uncertain tax positions	225	573
Accounts payable and accrued expenses	438,529	426,252
Total current liabilities	699,658	474,053

Long-term liabilities
Long-term debt, less current portion	1,771,984	1,772,627
Operating lease obligations, less current portion	1,274,599	—
Finance and capital lease obligations, less current portion	130,311	232,467
Long-term deferred tax liability	162,653	155,626
Long-term liability for uncertain tax positions	13,732	13,380
Deferred lease expenses	—	39,235
Deferred revenue - NCM	280,964	287,349
Other long-term liabilities	39,352	49,431
Total long-term liabilities	3,673,595	2,550,115

Commitments and contingencies (see Note 17)

Equity
Cinemark USA, Inc.'s stockholder's equity:
Class A common stock, $0.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and 182,648 shares outstanding	49,543	49,543
Treasury stock, 57,245 Class B shares at cost	(24,233)	(24,233)
Additional paid-in-capital	1,284,111	1,277,921
Retained earnings	553,111	480,580
Accumulated other comprehensive loss	(322,633)	(319,007)
Total Cinemark USA, Inc.'s stockholder's equity	1,539,899	1,464,804
Noncontrolling interests	12,440	12,379
Total equity	1,552,339	1,477,183
Total liabilities and equity	$5,925,592	$4,501,351

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Admissions	$521,072	$508,870	$916,612	$961,494
Concession	345,282	305,306	596,606	567,078
Other	91,402	74,877	159,261	140,452
Total revenues	957,756	889,053	1,672,479	1,669,024
Cost of operations
Film rentals and advertising	294,705	287,206	504,782	528,121
Concession supplies	62,717	51,033	105,788	91,857
Salaries and wages	108,910	100,344	205,046	193,502
Facility lease expense	89,480	81,190	175,093	163,281
Utilities and other	122,696	115,602	233,333	225,034
General and administrative expenses	43,563	42,293	80,941	84,024
Depreciation and amortization	64,573	64,290	129,035	128,685
Impairment of long-lived assets	12,494	2,788	18,078	3,379
Loss on disposal of assets and other	1,805	16,901	5,604	20,840
Total cost of operations	800,943	761,647	1,457,700	1,438,723
Operating income	156,813	127,406	214,779	230,301
Other income (expense)
Interest expense	(24,929)	(28,466)	(50,070)	(55,581)
Loss on debt amendments and refinancing	—	—	—	(1,484)
Interest income	3,461	2,858	6,145	5,093
Foreign currency exchange loss	(401)	(5,199)	(379)	(3,821)
Distributions from NCM	2,146	3,424	6,694	9,782
Interest expense - NCM	(4,732)	(4,913)	(9,514)	(9,892)
Equity in income of affiliates	8,439	6,414	18,843	15,050
Total other expense	(16,016)	(25,882)	(28,281)	(40,853)

Income before income taxes	140,797	101,524	186,498	189,448
Income taxes	38,363	18,502	50,422	43,755
Net income	$102,434	$83,022	$136,076	$145,693
Less: Net income attributable to noncontrolling interests	890	329	1,355	485
Net income attributable to Cinemark USA, Inc.	$101,544	$82,693	$134,721	$145,208

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$102,434	$83,022	$136,076	$145,693
Other comprehensive income (loss), net of tax
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes of $1,905 and $2,974, net of settlements	(5,902)	—	(9,213)	—
Other comprehensive income (loss) in equity method investments	(22)	(116)	(93)	20
Foreign currency translation adjustments	4,925	(56,248)	5,680	(56,044)
Total other comprehensive loss, net of tax	(999)	(56,364)	(3,626)	(56,024)
Total comprehensive income, net of tax	101,435	26,658	132,450	89,669
Comprehensive income attributable to noncontrolling interests	(890)	(329)	(1,355)	(485)
Comprehensive income attributable to Cinemark USA, Inc.	$100,545	$26,329	$131,095	$89,184

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net income	$136,076	$145,693
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	126,551	126,981
Amortization of intangible and other assets and favorable/unfavorable leases	2,484	1,704
Amortization of long-term prepaid rents	—	1,236
Amortization of debt issue costs	2,655	2,913
Loss on debt amendments and refinancing	—	1,484
Amortization of deferred revenues, deferred lease incentives and other	(8,020)	(10,762)
Impairment of long-lived assets	18,078	3,379
Share based awards compensation expense	6,190	6,422
Loss on disposal of assets and other	5,604	20,840
Non-cash rent expense	(2,150)	—
Deferred lease expenses	—	(932)
Equity in income of affiliates	(18,843)	(15,050)
Deferred income tax expenses	5,840	7,669
Distributions from equity investees	19,665	16,255
Changes in assets and liabilities and other	8,967	(28,187)
Net cash provided by operating activities	303,097	279,645
Investing activities
Additions to theatre properties and equipment	(115,169)	(162,589)
Acquisition of theatres in the U.S. and international markets, net of cash acquired	(10,170)	(11,508)
Proceeds from sale of theatre properties and equipment and other	153	2,135
Investment in joint ventures and other, net	—	(19,467)
Net cash used for investing activities	(125,186)	(191,429)
Financing activities
Dividends paid to parent	(79,175)	(74,350)
Payroll taxes paid as a result of stock withholdings	(2,247)	(2,905)
Repayments of long-term debt	(3,298)	(3,298)
Payment of debt issue costs	—	(5,103)
Fees paid related to debt amendments	—	(704)
Payments on finance and capital leases	(7,131)	(12,377)
Other	(1,294)	—
Net cash used for financing activities	(93,145)	(98,737)
Effect of exchange rate changes on cash and cash equivalents	367	(7,199)
Increase (decrease) in cash and cash equivalents	85,133	(17,720)
Cash and cash equivalents:
Beginning of period	426,216	522,415
End of period	$511,349	$504,695
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

These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2018, included in the Annual Report on Form 10-K filed March 4, 2019 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be achieved for the full year.

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

Equipment Leases - The Company has certain equipment operating leases primarily including projectors, trash compactors and various other equipment used in the day-to-day operation of the business.  Certain of the leases require fixed lease payments to be made over the duration of the lease term, while others are variable in nature based on usage or sales.  Certain of these leases are month-to-month, while others are noncancelable with terms generally ranging from 5 to 12 years.  The Company’s equipment lease agreements do not contain any residual value guarantees or material restrictive covenants.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following table represents the operating and finance right-of-use assets and lease liabilities as of June 30, 2019.

		As of
Leases	Classification	June 30, 2019
Assets (1)
Operating lease assets	Operating lease assets	$1,429,451
Finance lease assets	Theatre properties and equipment, net of accumulated depreciation and amortization (2)	122,759
Total lease assets		$1,552,210

Liabilities (1)
Current
Operating	Current portion of operating lease obligations	$215,060
Finance	Current portion of finance lease obligations	15,233
Noncurrent
Operating	Operating lease obligations, less current portion	1,274,599
Finance	Finance lease obligations, less current portion	130,311
Total lease liabilities		$1,635,203

(1)

The lease right-of-use assets and liabilities recorded on the Company’s condensed consolidated balance sheet generally do not include renewal options that have not yet been executed.  The Company does not consider a lease renewal exercise as reasonably certain until immediately before the necessary notification is provided to the landlord.

(2)	Finance lease assets are net of accumulated amortization of $54,243 as of June 30, 2019.

As of June 30, 2019, the Company had signed lease agreements with total noncancelable lease payments of approximately $215,998  related to theatre leases that had not yet commenced.  The timing of lease commencement is dependent on the completion of construction of the related theatre facility.  Additionally, these amounts are based on estimated square footage and costs to construct each facility and may be subject to adjustment upon final completion of each construction project.  In accordance with ASC Topic 842, fixed minimum lease payments related to these theatres are not included in the right of use assets and lease liabilities as of June 30, 2019.  There were no significant noncancelable lease agreements signed, but not yet commenced, related to equipment leases.

The following table represents the Company’s aggregate lease costs, by lease classification, for the three and six months ended June 30, 2019.

		Three Months Ended	Six Months Ended
Lease Cost	Classification	June 30, 2019	June 30, 2019
Operating lease costs
Equipment (1)	Utilities and other	$1,861	$3,604
Theatres (2)(3)	Facility lease expense	89,849	174,634
Total operating lease costs		$91,710	$178,238

Finance lease costs
Amortization of leased assets	Depreciation and amortization	$3,739	$7,479
Interest on lease liabilities	Interest expense	1,984	4,005
Total finance lease costs		$5,723	$11,484
(1)	Includes approximately $736 and $1,356 of short-term lease payments for the three and six months ended June 30, 2019, respectively.
(2)

Includes approximately $20,344 and $35,618 of variable lease payments based on a change in index, such as CPI or inflation, variable payments based on revenues or attendance and variable common area maintenance costs for the three and six months ended June 30, 2019

(3)	Approximately $382 and $784 of lease payments are included in general and administrative expenses primarily related to office leases for the three and six months ended June 30, 2019, respectively.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following table represents the maturity of lease liabilities, by lease classification, as of June 30, 2019.

	Operating	Finance
Years Ending	Leases	Leases	Total
2019	$141,043	$11,150	$152,193
2020	275,089	22,373	297,462
2021	257,560	18,661	276,221
2022	227,987	17,925	245,912
2023	196,942	17,236	214,178
After 2023	697,076	101,109	798,185
Total lease payments	$1,795,697	$188,454	$1,984,151
Less: Interest	306,038	42,910	348,948
Present value of lease liabilities	$1,489,659	$145,544	$1,635,203

The following table represents future minimum lease payments under noncancelable operating and capital leases at December 31, 2018 as presented in the Company’s Annual Report on Form 10-K filed March 4, 2019:

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

The following table represents the weighted-average remaining lease term and discount rate, disaggregated by lease classification, as of June 30, 2019.

As of
Lease Term and Discount Rate	June 30, 2019
Weighted-average remaining lease term (years) (1)
Operating leases - equipment	4.4
Operating leases - theatres	8.1
Finance leases - equipment	6.1
Finance leases - theatres	10.7

Weighted-average discount rate (2)
Operating leases - equipment	4.3%
Operating leases - theatres	4.8%
Finance leases - equipment	5.5%
Finance leases - theatres	5.3%
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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following table represents the minimum cash lease payments included in the measurement of lease liabilities and the non-cash addition of right-of-use assets for the six months ended June 30, 2019.

Six Months Ended
Other Information	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Cash outflows for operating leases	$141,264
Cash outflows for finance leases - operating activities	$3,893
Cash outflows for finance leases - financing activities	$7,131
Non-cash amount of leased assets obtained in exchange for:
Operating lease liabilities - theatres	$37,582
Operating lease liabilities - equipment	$339
Finance lease liabilities	$—

4.	Revenue Recognition

The Company’s patrons have the option to purchase movie tickets well in advance of a movie showtime or right before the movie showtime, or at any point in between those two timeframes depending on seat availability.  The Company recognizes such admissions revenues when the showtime for a purchased movie ticket has passed.  Concession revenues are recognized when sales are made at the registers.  Other revenues primarily consist of screen advertising, promotional income and transactional fees. Screen advertising revenues are recognized over the period that the related advertising is delivered on-screen or in-theatre.  The Company sells gift cards and discount ticket vouchers, the proceeds from which are recorded as current liabilities.  Revenues for gift cards and discount ticket vouchers are recognized when they are redeemed for movie tickets or concession items.  The Company offers a subscription program in the U.S. whereby patrons can pay a monthly fee to receive a monthly credit for use towards a future movie ticket purchase.  The Company records the monthly subscription program fees as current liabilities and records admissions revenues when the showtime for a movie ticket purchased with a credit has passed.  The Company also has loyalty programs in many of its locations that either have a prepaid annual membership fee or award points to customers as purchases are made.  For those loyalty programs that have an annual membership fee, the Company recognizes the fee collected as other revenues over the term of the membership.  For those loyalty programs that award points to customers based on their purchases, the Company records a portion of the original transaction proceeds as liabilities based on the number of reward points issued to customers and recognizes the deferred revenues when the customer redeems such points.  Advances collected on long-term screen advertising, concession and other contracts are recorded as deferred revenues. In accordance with the terms of the agreements, the advances collected on such contracts are recognized during the period in which the Company satisfies the related performance obligations, which may differ from the period in which the advances are collected. These advances are recognized on either a straight-line basis over the term of the contracts or as the Company has met its performance obligations in accordance with the terms of the contracts.

Accounts receivable as of June 30, 2019 included approximately $42,745 of receivables related to contracts with customers.  The Company did not record any assets related to the costs to obtain or fulfill a contract with customers during the six months ended June 30, 2019.

Disaggregation of Revenue

The following table presents revenues for the three and six months ended June 30, 2019 and 2018, disaggregated based on major type of good or service and by reportable operating segment.

	Three Months Ended			Six Months Ended
	June 30, 2019			June 30, 2019
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
Major Goods/Services	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Admissions revenues	$406,923	$114,149	$521,072	$715,762	$200,850	$916,612
Concession revenues	274,926	70,356	345,282	474,312	122,294	596,606
Screen advertising and promotional revenues	22,302	19,101	41,403	42,882	33,139	76,021
Other revenues	38,775	11,224	49,999	64,786	18,454	83,240
Total revenues	$742,926	$214,830	$957,756	$1,297,742	$374,737	$1,672,479

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
Major Goods/Services	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Admissions revenues	$408,863	$100,007	$508,870	$758,215	$203,279	$961,494
Concession revenues	249,618	55,688	305,306	453,368	113,710	567,078
Screen advertising and promotional revenues	21,051	15,446	36,497	39,230	29,715	68,945
Other revenues	29,542	8,838	38,380	54,604	16,903	71,507
Total revenues	$709,074	$179,979	$889,053	$1,305,417	$363,607	$1,669,024
(1)	U.S. segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 15 for additional information on intercompany eliminations.

The following table presents revenues for the three and six months ended June 30, 2019 and 2018, disaggregated based on timing of revenue recognition.

	Three Months Ended			Six Months Ended
	June 30, 2019			June 30, 2019
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$718,582	$192,422	$911,004	$1,250,765	$335,531	$1,586,296
Goods and services transferred over time	24,344	22,408	46,752	46,977	39,206	86,183
Total	$742,926	$214,830	$957,756	$1,297,742	$374,737	$1,672,479

	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$686,463	$161,350	$847,813	$1,262,289	$327,499	$1,589,788
Goods and services transferred over time	22,611	18,629	41,240	43,128	36,108	79,236
Total	$709,074	$179,979	$889,053	$1,305,417	$363,607	$1,669,024

(1)	U.S. segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 15 for additional information on intercompany eliminations.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Deferred Revenues

The following table presents changes in the Company’s deferred revenues for the six months ended June 30, 2019.

	Deferred Revenue - NCM	Other Deferred Revenues (1)	Total
Balance at January 1, 2019	$287,349	$106,075	$393,424
Amounts recognized as accounts receivable	—	13,091	13,091
Cash received from customers in advance	—	88,864	88,864
Common units received from NCM (see Note 7)	1,552	—	1,552
Revenue recognized during period	(7,937)	(96,026)	(103,963)
Foreign currency translation adjustments	—	(261)	(261)
Balance at June 30, 2019	$280,964	$111,743	$392,707
(1)

Includes liabilities associated with outstanding gift cards and SuperSavers, points or rebates outstanding under the Company’s loyalty and membership programs and revenues not yet recognized for screen advertising and other promotional activities. Classified as accounts payable and accrued expenses or other long-term liabilities on the condensed consolidated balance sheet.

The table below summarizes the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of June 30, 2019 and when the Company expects to recognize this revenue.

	Twelve Months Ended June 30,
Remaining Performance Obligations	2020	2021	2022	2023	2024	Thereafter	Total
Deferred revenue - NCM	$15,906	$15,917	$15,917	$15,917	$15,917	$201,390	$280,964
Deferred revenue - other	105,284	6,163	200	96	—	—	111,743
Total	$121,190	$22,080	$16,117	$16,013	$15,917	$201,390	$392,707

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

As a result of the significant financing component on deferred revenue - NCM, the Company recognized incremental screen advertising revenue and an offsetting interest expense of $4,732 and $4,913 during the three months ended June 30, 2019 and 2018, respectively, and $9,514 and $9,892 for the six months ended June 30, 2019 and 2018, respectively. The interest expense was calculated using the Company’s incremental borrowing rates at the time when the cash and each tranche of common units were received from NCM, which ranged from 4.4% to 8.0%.
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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Fair Value of Long-Term Debt

The Company estimates the fair value of its long-term debt using the market approach, which utilizes quoted market prices that fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by ASC 820, Fair Value Measurement (“ASC Topic 820”). The carrying value of the Company’s long-term debt was $1,806,013 and $1,809,311 as of June 30, 2019 and December 31, 2018, respectively, excluding unamortized debt discounts and debt issue costs. The fair value of the Company’s long-term debt was $1,819,089 and $1,774,066 as of June 30, 2019 and December 31, 2018, respectively.

Interest Rate Swap Agreements

The Company is currently a party to three interest rate swap agreements that are used to hedge a portion of the interest rate risk associated with the variable interest rates on the Company’s term loan debt and that qualify for cash flow hedge accounting. The fair values of the interest rate swaps are recorded on the Company’s condensed consolidated balance sheet as an asset or liability with the related gains or losses reported as a component of accumulated other comprehensive loss. The changes in fair value are reclassified from accumulated other comprehensive loss into earnings in the same period that the hedged items affect earnings.

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

Below is a summary of the Company’s interest rate swap agreements designated as cash flow hedges as of June 30, 2019:

					Estimated
					Fair Value at
Notional					June 30,
Amount	Effective Date	Pay Rate	Receive Rate	Expiration Date	2019 (1)
$175,000	December 31, 2018	2.75%	1-Month LIBOR	December 31, 2022	$6,679
$137,500	December 31, 2018	2.77%	1-Month LIBOR	December 31, 2022	5,364
$137,500	December 31, 2018	2.75%	1-Month LIBOR	December 31, 2022	5,237
				Total	$17,280

(1)  Approximately $4,119 of the total is included in accounts payable and accrued expenses and $13,161 is included in other long-term liabilities on the condensed consolidated balance sheet as of June 30, 2019.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

6.	Equity

Below is a summary of changes in stockholder’s equity attributable to Cinemark USA, Inc., noncontrolling interests and total equity for the six months ended June 30, 2019 and 2018:

							Total
	Class A	Class B				Accumulated Other	Cinemark USA, Inc.
	Common	Common	Treasury	Additional	Retained	Comprehensive	Stockholder's	Noncontrolling	Total
	Stock	Stock	Stock	Paid-In-Capital	Earnings	Income (Loss)	Equity	Interests	Equity
Balance at January 1, 2019	$—	$49,543	$(24,233)	$1,277,921	$480,580	$(319,007)	$1,464,804	$12,379	$1,477,183
Cumulative effect of change in accounting principle, net of taxes of $6,054 (see Note 3)	—	—	—	—	16,985	—	16,985	—	16,985
Share based awards compensation expense	—	—	—	2,743	—	—	2,743	—	2,743
Dividends paid to parent	—	—	—	—	(39,575)	—	(39,575)	—	(39,575)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(1,000)	(1,000)
Net income	—	—	—	—	33,177	—	33,177	465	33,642
Other comprehensive loss in equity method investees	—	—	—	—	—	(71)	(71)	—	(71)
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes, net of settlements	—	—	—	—	—	(3,311)	(3,311)		(3,311)
Foreign currency translation adjustments	—	—	—	—	—	755	755	—	755
Balance at March 31, 2019	$—	$49,543	$(24,233)	$1,280,664	$491,167	$(321,634)	$1,475,507	$11,844	$1,487,351
Share based awards compensation expense	—	—	—	3,447	—	—	3,447	—	3,447
Dividends paid to parent	—	—	—	—	(39,600)	—	(39,600)	—	(39,600)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(294)	(294)
Net income	—	—	—	—	101,544	—	101,544	890	102,434
Other comprehensive loss in equity method investees	—	—	—	—	—	(22)	(22)	—	(22)
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes, net of settlements	—	—	—	—	—	(5,902)	(5,902)		(5,902)
Foreign currency translation adjustments	—	—	—	—	—	4,925	4,925	—	4,925
Balance at June 30, 2019	$—	$49,543	$(24,233)	$1,284,111	$553,111	$(322,633)	$1,539,899	$12,440	$1,552,339

							Total
	Class A	Class B				Accumulated Other	Cinemark USA, Inc.
	Common	Common	Treasury	Additional	Retained	Comprehensive	Stockholder's	Noncontrolling	Total
	Stock	Stock	Stock	Paid-In-Capital	Earnings	Income (Loss)	Equity	Interests	Equity
Balance at January 1, 2018	$—	$49,543	$(24,233)	$1,264,505	$373,069	$(253,282)	$1,409,602	$11,893	$1,421,495
Cumulative effect of change in accounting principle, net of taxes of $13,079	—	—	—	—	40,526	—	40,526		40,526
Share based awards compensation expense	—	—	—	3,199	—	—	3,199		3,199
Dividends paid to parent	—	—	—	—	(37,150)	—	(37,150)		(37,150)
Net income	—	—	—	—	62,515	—	62,515	156	62,671
Other comprehensive loss in equity method investees	—	—	—	—	—	136	136		136
Foreign currency translation adjustments	—	—	—	—	—	204	204		204
Balance at March 31, 2018	$—	$49,543	$(24,233)	$1,267,704	$438,960	$(252,942)	$1,479,032	$12,049	$1,491,081
Share based awards compensation expense	—	—	—	3,223	—	—	3,223		3,223
Dividends paid to parent	—	—	—	—	(37,200)	—	(37,200)		(37,200)
Net income	—	—	—	—	82,693	—	82,693	329	83,022
Other comprehensive loss in equity method investees	—	—	—	—	—	(116)	(116)		(116)
Foreign currency translation adjustments	—	—	—	—	—	(56,248)	(56,248)		(56,248)
Balance at June 30, 2018	$—	$49,543	$(24,233)	$1,270,927	$484,453	$(309,306)	$1,471,384	$12,378	$1,483,762

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

7.	Investment in National CineMedia

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

Below is a summary of activity with NCM included in the Company’s condensed consolidated financial statements:

	Investment in NCM	Deferred Revenue	Distributions from NCM	Equity in Earnings	Other Revenue	Interest Expense - NCM (2)	Cash Received
Balance as of January 1, 2019	$275,592	$(287,349)
Receipt of common units due to annual common unit adjustment ("CUA")	1,552	(1,552)	—	—	—	—	—
Revenues earned under ESA (1) (2)	—	—	—	—	(15,754)	9,514	6,240
Receipt of excess cash distributions	(11,123)	—	(5,535)	—	—	—	16,658
Receipt of cash under tax receivable agreement	(2,324)	—	(1,159)	—	—	—	3,483
Equity in earnings	5,012	—	—	(5,012)	—	—	—
Amortization of deferred revenue	—	7,937	—	—	(7,937)	—	—
Balance as of and for the six months ended June 30, 2019	$268,709	$(280,964)	$(6,694)	$(5,012)	$(23,691)	$9,514	$26,381

(1)

Amount includes the per patron and per digital screen theatre access fees due to the Company, net of amounts paid to NCM for on-screen advertising time provided to the Company’s beverage concessionaire of approximately $5,884.

(2)	Reflects impact of significant financing component related to amounts received in advance under the ESA and CUA agreements. See Note 4.

During the three months ended June 30, 2019 and 2018, the Company recorded equity in earnings of $617 and $495, respectively.  During the six months ended June 30, 2019 and 2018, the Company recorded equity in earnings of $5,012 and $4,511, respectively.

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

During March 2019, NCM performed its annual common unit adjustment calculation under the Common Unit Adjustment Agreement. As a result of the calculation, on March 29, 2019, the Company received an additional 219,056 common units of NCM, each of which is convertible into one share of NCMI common stock. The Company recorded the additional common units received at estimated fair value with a corresponding adjustment to deferred revenue of approximately $1,552. The fair value of the common units received was estimated based on the market price of NCMI common stock at the time the common units were determined, adjusted for volatility associated with the estimated time period it would take to convert the common units and register the respective shares.  The deferred revenue is recognized on a straight-line basis over the remaining term of the ESA.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

As of June 30, 2019, the Company owned a total of 39,737,700 common units of NCM, representing an ownership interest of approximately 25%. The estimated fair value of the Company’s investment in NCM was approximately $260,679 based on the price of NCMI common stock as of June 28, 2019 of $6.56 per share (Level 1 input as defined in FASB ASC Topic 820).

Below is summary financial information for NCM for the periods indicated (financial information as of and for the three months ended June 27, 2019 is not yet available).

	Three Months Ended	Three Months Ended	Six Months Ended
	March 28, 2019	June 28, 2018	June 28, 2018
Total revenues	$76,900	$113,700	$193,900
Operating income	$10,900	$40,200	$51,200
Net income (loss)	$(2,900)	$25,000	$22,000

	As of	As of
	March 28, 2019	December 27, 2018
Current assets	$119,200	$172,700
Noncurrent assets	$746,000	$726,800
Current liabilities	$63,400	$115,200
Noncurrent liabilities	$950,000	$924,900
Members deficit	$(148,200)	$(140,600)

8.	Other Investments

Below is a summary of activity for each of the Company’s other investments for the six months ended June 30, 2019:

	DCIP	AC JV, LLC	DCDC	FE Concepts	Other	Total
Balance at January 1, 2019	$125,252	$5,266	$2,255	$19,918	$4,075	$156,766
Cash distributions received	(5,218)	(1,000)	—	—	—	(6,218)
Equity in income	11,167	2,150	532	(18)	—	13,831
Equity in other comprehensive loss	(93)	—	—	—	—	(93)
Other	—	—	—	—	(110)	(110)
Balance at June 30, 2019	$131,108	$6,416	$2,787	$19,900	$3,965	$164,176

Digital Cinema Implementation Partners LLC (“DCIP”)

On February 12, 2007, the Company, AMC and Regal (the “Exhibitors”) entered into a joint venture known as DCIP to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. On March 10, 2010, DCIP and its subsidiaries completed an initial financing transaction to enable the purchase, deployment and leasing of digital projection systems to the Exhibitors under equipment lease and installation agreements.  On March 31, 2011, DCIP obtained incremental financing necessary to complete the deployment of digital projection systems.  DCIP also entered into long-term Digital Cinema Deployment Agreements (“DCDAs”) with six major motion picture studios pursuant to which Kasima LLC, one of DCIP’s subsidiaries, receives a virtual print fee ("VPF") each time the studio books a film or certain other content on the leased digital projection systems. Other content distributors entered into similar DCDAs that provide for the payment of VPFs for bookings of the distributor's content on a leased digital projection system.  The DCDAs end on the earlier to occur of (i) the tenth anniversary of the "mean deployment date" for all digital projection systems scheduled to be deployed over a period of up to five years, or (ii) the date DCIP achieves "cost recoupment", each as defined in the DCDAs.  Cost recoupment occurs when revenues attributable to the digital projection systems exceed the financing, deployment, administration and other costs associated with the purchase of the digital projection systems.  DCIP expects cost recoupment to occur during late 2020.  Pursuant to the operating agreement between the Exhibitors and DCIP, DCIP will begin to distribute excess cash to the Exhibitors once its outstanding debt is paid off, which is expected to occur during 2019.

As of June 30, 2019, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is summary financial information for DCIP for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Gross revenues	$48,007	$42,521	$85,671	$83,554
Operating income	$30,573	$25,049	$50,781	$48,494
Net income	$28,475	$22,169	$46,960	$43,703

	As of
	June 30, 2019	December 31, 2018
Current assets	$65,824	$57,907
Noncurrent assets	$634,805	$684,545
Current liabilities	$67,479	$67,408
Noncurrent liabilities	$57,157	$125,596
Members' equity	$575,993	$549,448

As of June 30, 2019, the Company had 3,866 digital projection systems being leased under the master equipment lease agreement with Kasima LLC, which is an indirect subsidiary of DCIP and a related party to the Company. The Company had the following transactions with DCIP, reflected in utilities and other costs on the condensed consolidated statements of income, during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Equipment lease payments	$1,131	$1,243	$2,252	$2,460
Warranty reimbursements from DCIP	$(2,951)	$(2,617)	$(5,889)	$(5,118)
Management service fees	$152	$184	$310	$378

AC JV, LLC

During December 2013, the Company, Regal, AMC (the “AC Founding Members”) and NCM entered into a series of agreements that resulted in the formation of AC JV, LLC (“AC”), a joint venture that owns “Fathom Events” formerly operated by NCM.  The Fathom Events business focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theatre operators, including concerts, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. The Company paid event fees to AC of $8,475 and $6,763 for the six months ended June 30, 2019 and 2018, respectively, which are included in film rentals and advertising costs on the condensed consolidated statements of income.  Additionally, the remaining outstanding balance of a note payable from the Company to NCM, related to the formation of AC, was $1,389 as of June 30, 2019.

Digital Cinema Distribution Coalition

Digital Cinema Distribution Coalition (“DCDC”) is a joint venture among the Company, Universal, Warner Bros., AMC and Regal.  DCDC operates a satellite distribution network that distributes all digital content to U.S. theatres via satellite. The Company has an approximate 14.6% ownership in DCDC. The Company paid approximately $508 and $461 to DCDC during the six months ended June 30, 2019 and 2018, respectively, related to content delivery services provided by DCDC.  These fees are included in film rentals and advertising costs on the condensed consolidated statements of income.

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

Restricted Stock – During the six months ended June 30, 2019, Cinemark Holdings, Inc. granted 305,287 shares of restricted stock to its directors and employees of the Company. The fair value of the restricted stock granted was determined based on the market value of Cinemark Holdings, Inc.’s common stock on the date of grant, which ranged from $36.77 to $41.61 per share. The Company assumed forfeiture rates for the restricted stock awards that ranged from 0% to 10%.  The restricted stock awards vest over periods ranging from one to four years. The recipients of restricted stock are entitled to receive non-forfeitable dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

Below is a summary of restricted stock activity for the six months ended June 30, 2019:

	Shares of	Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2019	704,353	$38.68
Granted	305,287	$37.41
Vested	(198,711)	$41.38
Forfeited	(14,664)	$37.31
Outstanding at June 30, 2019	796,265	$37.55
Unvested restricted stock at June 30, 2019	796,265	$37.55

	Six Months Ended June 30,
	2019	2018
Compensation expense recognized by the Company during the period	$4,413	$4,342
Additional compensation expense recognized by Cinemark Holdings, Inc. during the period	$456	$456
Fair value of restricted shares held by Company employees that vested during the period	$6,650	$7,013
Fair value of restricted shares held by Cinemark Holdings, Inc.’s directors that vested during the period	$980	$802
Income tax benefit recognized upon vesting of restricted stock awards held by Company employees	$1,228	$1,550
Additional income tax benefit recognized upon vesting of restricted stock awards held by Cinemark Holdings, Inc.'s directors	$245	$201

As of June 30, 2019, the estimated remaining unrecognized compensation expense related to unvested restricted stock awards was $20,475, of which $19,594 will be recognized by the Company and $880 will be recognized by Cinemark Holdings, Inc.  The weighted average period over which this remaining compensation expense will be recognized is approximately three years.

Restricted Stock Units – During the six months ended June 30, 2019, Cinemark Holdings, Inc. granted restricted stock units representing 306,651 hypothetical shares of its common stock to employees of the Company. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during the two fiscal year periods ending December 31, 2020 based on a formula utilizing a multiple of Adjusted EBITDA subject to certain adjustments as specified by the Compensation Committee prior to the grant date. The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity and vest on a prorata basis according to the IRR achieved by the Company during the performance period. If the IRR for the two-year period is at least 6%, which is the threshold, one-third of the maximum restricted stock units vest. If the IRR for the two-year period is at least 8%, which is the target, two-thirds of the maximum restricted stock units vest. If the IRR for the two-year period is at least 14%, which is the maximum, 100% of the maximum restricted stock units vest. Grantees are eligible to receive a ratable portion of the common stock issuable if the IRR is within the targets previously noted. Further, as an example, if the Company achieves an IRR equal to 11%, the number of restricted stock units that shall vest will be greater than the target but less than the maximum number that would have vested had the Company achieved the highest IRR.  All restricted stock units granted during 2019 will vest subject to an additional two-year service requirement and will be paid in the form of common stock of Cinemark Holdings, Inc. if the participant continues to provide services through the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments from the grant date if, and at the time that, the restricted stock unit awards vest.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a table summarizing the potential number of shares that could vest under restricted stock unit awards granted during the six months ended June 30, 2019 at each of the three target levels of financial performance (excluding forfeiture assumptions):

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

	Six Months Ended June 30,
	2019	2018
Number of restricted stock unit awards that vested during the period	88,074	127,084
Fair value of restricted stock unit awards that vested during the period	$3,550	$4,846
Accumulated dividends paid upon vesting of restricted stock unit awards	$375	$501
Compensation expense recognized during the period	$1,777	$2,080
Income tax benefit recognized upon vesting of restricted stock unit awards	$170	$740

During the six months ended June 30, 2019, the Company modified the performance target levels for the restricted stock unit awards granted during February 2017 and February 2018 for all participants other than certain executive officers.  The modification adjusted the threshold, target and maximum IRR levels from 7.0%, 9.5% and 13.0%, respectively, to 6.0%, 8.0% and 14.0%, respectively.  The Company accounted for the change in performance measures as modifications of each award, and recorded a reduction to compensation expense of $132 during the three months ended March 31, 2019.  Simultaneous with the modification of the restricted stock unit awards granted during February 2017, the Company determined that the final IRR reached for the respective measurement period was 9.3%, which resulted in reduction in  compensation expense of approximately $563.

As of June 30, 2019, the estimated remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $12,380. The weighted average period over which this remaining compensation expense will be recognized is approximately three years. As of June 30, 2019, the Company had restricted stock units outstanding that represented a total of 554,529 hypothetical shares of Cinemark Holdings, Inc.’s common stock, net of forfeitures, assuming an IRR of 7.2% was achieved for the 2016 grants, an IRR of 9.3% was achieved for the 2017 grants, and the maximum IRR level is achieved for all other grants outstanding.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

10.	Goodwill and Other Intangible Assets

The Company’s goodwill was as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at January 1, 2019 (1)	$1,174,041	$102,283	$1,276,324
Theatres acquired in the US and Brazil (2)	8,570	869	9,439
Foreign currency translation adjustments	—	786	786
Balance at June 30, 2019 (1)	$1,182,611	$103,938	$1,286,549

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.
(2)

Amount represents preliminary purchase price allocation for two theatres acquired in the U.S. during 2019 and the final purchase price allocation adjustment for theatres acquired in Brazil during 2018.

The Company evaluates goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of the goodwill may not be fully recoverable.  The Company evaluates goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. Management considers the reporting unit to be each of its nineteen regions in the U.S. and seven countries internationally with Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala considered one reporting unit (the Company does not have goodwill recorded for all of its international locations).  For the year ended December 31, 2018, the Company performed a quantitative goodwill impairment assessment on all reporting units, in accordance with ASC Topic 350-20-35.  No events or changes in circumstances occurred during the six months ended June 30, 2019 that indicated the carrying value of goodwill might exceed its estimated fair value.

Intangible assets consisted of the following:

	Balance at January 1, 2019	Impact of Adoption of ASC Topic 842 (1)	Amortization	Other (2)	Balance at June 30, 2019
Intangible assets with finite lives:
Gross carrying amount	$105,256	$(18,024)	$—	$(2,106)	$85,126
Accumulated amortization	(74,603)	13,597	(2,463)	2,130	(61,339)
Total net intangible assets with finite lives	$30,653	$(4,427)	$(2,463)	$24	$23,787

Intangible assets with indefinite lives:
Tradename and other	300,257	―	―	145	300,402
Total intangible assets — net	$330,910	$(4,427)	$(2,463)	$169	$324,189

(1)	See Note 3 for further discussion of the impact of adoption of ASC Topic 842.
(2)

Amount represents the write-off of fully amortized intangible assets related to non-compete agreements, the acquisition of tradeable liquor licenses, fair values allocated to intangible assets acquired as part of acquisitions of two theatres in the U.S and foreign currency translation adjustments.

For the year ended December 31, 2018, the Company performed a quantitative assessment for all definite and indefinite-lived tradename assets.  No events or changes in circumstances occurred during the six months ended June 30, 2019 that indicated the carrying value of its tradename assets might exceed their estimated fair values.

Estimated aggregate future amortization expense for intangible assets is as follows:

For the six months ended December 31, 2019	$2,394
For the twelve months ended December 31, 2020	4,358
For the twelve months ended December 31, 2021	2,447
For the twelve months ended December 31, 2022	2,333
For the twelve months ended December 31, 2023	2,307
Thereafter	9,948
Total	$23,787

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

11.	Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. See discussion of the Company’s long-lived asset impairment evaluation process in Note 1 to the Company’s financial statements as included in its 2018 Annual Report on Form 10-K.  As noted in the discussion, fair value is determined based on a multiple of cash flows, which was six and a half times for the evaluations performed during the six months ended June 30, 2019 and 2018. As of June 30, 2019, the estimated aggregate fair value of the long-lived assets impaired during the six months ended June 30, 2019 was $23,037.

The long-lived asset impairment charges recorded during each of the periods presented are specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre.

Below is a summary of impairment charges for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
U.S. theatre properties and equipment	$1,044	$1,187	$2,252	$1,778
U.S. operating lease right-of-use assets	8,047	—	8,047	—
International theatre properties and equipment	1,775	1,601	6,151	1,601
International operating lease right-of-use assets	1,628	—	1,628	—
Total	$12,494	$2,788	$18,078	$3,379

12.	Fair Value Measurements

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

Level 2 – other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and

Level 3 – unobservable and should be used to measure fair value to the extent that observable inputs are not available.

Below is a summary of liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of June 30, 2019:

	Carry	Fair Value
Description	Value	Level 1	Level 2	Level 3
Interest rate swap liabilities (1)	$(17,280)	$—	$—	$(17,280)
(1)	See further discussion of interest rate swaps at Note 5.

Below is a summary of liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of December 31, 2018:

	Carry	Fair Value
Description	Value	Level 1	Level 2	Level 3
Interest rate swap liabilities (1)	$(5,093)	$—	$—	$(5,093)
(1)	See further discussion of interest rate swaps at Note 5.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a reconciliation of the beginning and ending balance for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Liabilities (1)
2019
Beginning balance - January 1	$5,093
Total loss included in accumulated other comprehensive loss	12,782
Settlements included in interest expense	(595)
Ending balance - June 30	$17,280

(1) Represents interest rate swap liabilities.  See further discussion of interest rate swaps at Note 5.

The Company uses the market approach for fair value measurements on a nonrecurring basis in the impairment evaluations of its long-lived assets (see Note 10 and Note 11). See additional explanation of fair value measurement techniques used for long-lived assets, goodwill and intangible assets in “Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 4, 2019.  There were no changes in valuation techniques and there were no transfers in or out of Level 1, Level 2 or Level 3 during the six months ended June 30, 2019.
13.	Foreign Currency Translation

The accumulated other comprehensive loss account in stockholder’s equity of $322,633 and $319,007 as of June 30, 2019 and December 31, 2018, respectively, primarily includes cumulative foreign currency adjustments of $309,620 and $315,300, respectively, from translating the financial statements of the Company’s international subsidiaries and the cumulative changes in fair value of the Company’s interest rate swap agreements that are designated as hedges.

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

Below is a summary of the impact of translating the June 30, 2019 financial statements of the Company’s international subsidiaries:

			Other Comprehensive Income (Loss) for the
	Exchange Rate as of		Six Months Ended
Country	June 30, 2019	December 31, 2018	June 30, 2019	June 30, 2018
Brazil	3.85	3.88	$1,664	$(34,511)
Argentina (1)	42.48	37.68	—	(16,896)
Chile	677.91	694.74	1,839	(580)
Peru	3.29	3.39	1,389	(4,372)
All other			788	315
			$5,680	$(56,044)

(1)  Beginning July 1, 2018, Argentina was deemed highly inflationary.  The impact of translating Argentina financial results to U.S. dollars, which was not significant, has been recorded in foreign currency exchange loss on the Company’s condensed consolidated statement of income.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

14.	Supplemental Cash Flow Information

The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Six Months Ended
	June 30,
	2019	2018
Cash paid for interest	$47,015	$51,562
Cash paid for income taxes, net of refunds received	$36,831	$28,477
Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$(16,118)	$2,898
Interest expense - NCM (see Note 7)	$(9,514)	$(9,892)
Investment in NCM – receipt of common units (see Note 7)	$1,552	$5,012
(1)	Additions to theatre properties and equipment included in accounts payable as of June 30, 2019 and December 31, 2018 were $20,886 and $37,004, respectively.
15.	Segments

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

Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues
U.S.	$747,119	$712,483	$1,304,917	$1,312,128
International	214,830	179,979	374,737	363,607
Eliminations	(4,193)	(3,409)	(7,175)	(6,711)
Total revenues	$957,756	$889,053	$1,672,479	$1,669,024

Adjusted EBITDA
U.S.	$195,830	$188,920	$321,960	$345,190
International	49,440	33,192	75,935	70,778
Total Adjusted EBITDA	$245,270	$222,112	$397,895	$415,968

Capital expenditures
U.S.	$45,591	$59,675	$97,930	$129,646
International	12,009	22,751	17,239	32,943
Total capital expenditures	$57,600	$82,426	$115,169	$162,589

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following table sets forth a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$102,434	$83,022	$136,076	$145,693
Add (deduct):
Income taxes	38,363	18,502	50,422	43,755
Interest expense (1) (2)	24,929	28,466	50,070	55,581
Other (income) expense (3)	(6,767)	840	(15,095)	(6,430)
Loss on debt amendments and refinancing	—	—	—	1,484
Other cash distributions from equity investees (4)	5,323	3,932	19,665	16,255
Depreciation and amortization (2)	64,573	64,290	129,035	128,685
Impairment of long-lived assets	12,494	2,788	18,078	3,379
Loss on disposal of assets and other	1,805	16,901	5,604	20,840
Non-cash rent expense (5)	(1,331)	—	(2,150)	—
Deferred lease expenses (2)	—	(449)	—	(932)
Amortization of long-term prepaid rents (2)	—	597	—	1,236
Share based awards compensation expense	3,447	3,223	6,190	6,422
Adjusted EBITDA (2)	$245,270	$222,112	$397,895	$415,968
(1)	Includes amortization of debt issue costs.
(2)	Amounts for the three and six months ended June 30, 2019 were impacted by the adoption of ASC Topic 842 and the resulting change in the classification of certain of the Company’s leases.
(3)	Includes interest income, foreign currency exchange loss, equity in income of affiliates and interest expense - NCM and excludes distributions from NCM.
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

Financial Information About Geographic Areas

Below is a breakdown of selected financial information by geographic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues	2019	2018	2019	2018
U.S.	$747,119	$712,483	$1,304,917	$1,312,128
Brazil	89,626	72,977	160,487	153,113
Other international countries	125,204	107,002	214,250	210,494
Eliminations	(4,193)	(3,409)	(7,175)	(6,711)
Total	$957,756	$889,053	$1,672,479	$1,669,024

	As of	As of
Theatre Properties and Equipment-net (1)	June 30, 2019	December 31, 2018
U.S.	$1,429,304	$1,479,603
Brazil	121,158	140,570
Other international countries	166,185	212,960
Total	$1,716,647	$1,833,133

(1) See Note 3 for discussion of impact of ASC Topic 842 on capital lease assets.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

16.	Related Party Transactions

The Company manages theatres for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Lee Roy Mitchell is Cinemark Holdings, Inc.’s Chairman of the Board of Directors and directly and indirectly owns approximately 8% of Cinemark Holdings, Inc.’s common stock. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $364 and $327 of management fee revenues during the six months ended June 30, 2019 and 2018, respectively. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.

The Company has an Aircraft Time Sharing Agreement with Copper Beech Capital, LLC (“Copper Beech”) to use, on occasion, a private aircraft owned by Copper Beech. Copper Beech is owned by Mr. Mitchell and his wife, Tandy Mitchell. The private aircraft is used by Mr. Mitchell and other executives who accompany Mr. Mitchell to business meetings for the Company. The Company reimburses Copper Beech for the actual costs of fuel usage and the expenses of the pilots, landing fees, storage fees and similar expenses incurred during the trip.  For the six months ended June 30, 2019 and 2018, the aggregate amounts paid to Copper Beech for the use of the aircraft was $67 and $51, respectively.

The Company leases 14 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of Cinemark Holdings, Inc.’s directors and is an officer of the general partner of Syufy. Of these 15 leases, 14 have fixed minimum annual rent. The one lease without minimum annual rent has rent based upon a specified percentage of gross sales as defined in the lease. For the six months ended June 30, 2019 and 2018, the Company paid total rent of approximately $14,356 and $12,980, respectively, to Syufy. During 2019, the Company began providing digital equipment support to drive-in theatres owned by Syufy.  The Company billed approximately $36 related to these services during the six months ended June 2019.

The Company has paid certain fees on behalf of its parent, Cinemark Holdings, Inc., and Cinemark Holdings, Inc. has paid income taxes and other items on behalf of the Company.  The net receivable from Cinemark Holdings, Inc. as of June 30, 2019 and December 31, 2018 was $23,393 and $19,530, respectively.  The Company paid Cinemark Holdings, Inc. cash dividends of $79,175 and $74,350 during the six months ended June 30, 2019 and 2018, respectively.

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

Flagship Theatres of Palm Desert, LLC d/b/a Cinemas Palme D’Or v. Century Theatres, Inc., and Cinemark USA, Inc.; Superior Court of the State of California, County of Los Angeles.  Plaintiff in this case alleges that the Company violated California antitrust and unfair competition laws by engaging in “circuit dealing” with various motion picture distributors and tortuously interfered with Plaintiff’s business relationships.  Plaintiff seeks compensatory damages, trebling of those damages under California law, punitive damages, injunctive relief, attorneys’ fees, costs and interest.  Plaintiff also alleges that the Company’s conduct

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

ultimately resulted in closure of its theatre in June 2016.  The Company denied the allegations.  In 2008, the Company moved for summary judgment on Plaintiff’s claims, arguing primarily that clearances between the theatres at issue were lawful and that Plaintiff lacked proof sufficient to support certain technical elements of its antitrust claims.  The trial court granted that motion and dismissed Plaintiff’s claims.  Plaintiff appealed and, in 2011, the Court of Appeal reversed, holding, among other things, that Plaintiff’s claims were not about the illegality of clearances but were focused, instead, on “circuit dealing.”  Having re-framed the claims in that manner, the Court of Appeal held that the trial court’s decision to limit discovery to the market where the theatres at issue operated was an error, as “circuit dealing” necessarily involves activities in different markets.  Upon return to the trial court, the parties engaged in additional, broadened discovery related to Plaintiff’s “circuit dealing” claim.  Thereafter, the Company moved again for summary judgment on all of Plaintiff’s claims.  That new motion for summary judgment was pending when, on or about April 11, 2014, the trial court granted the Company’s motion for terminating sanctions and entered a judgment dismissing the case with prejudice.  Plaintiff then appealed that second dismissal, seeking to have the judgment reversed and the case remanded to the trial court.  The Court of Appeal issued a ruling on May 24, 2016, reversing the granting of terminating sanctions and instead imposed a lesser evidentiary and damages preclusion sanction.  The case returned to the trial court on October 6, 2016.  On May 10, 2018, after a five-week jury trial, the jury found no liability on one circuit dealing claim and awarded Plaintiff damages on the other claim, which are tripled for antitrust damage awards.  Plaintiff would also be entitled to certain court costs and to seek at least some portion of its attorney’s fees.  During 2018, the Company recorded a litigation reserve based on the jury award and an estimate of court costs and attorney’s fees.  The trial court denied a motion for a judgment notwithstanding the verdict and a motion for a new trial. The Company has appealed the judgment.  Although the Company denies that it engaged in any form of circuit dealing, it cannot predict the outcome of its pending motions or future appeals.

Civil Investigative Demand.  The Company received a Civil Investigative Demand (“CID”) from the Antitrust Division of the United States Department of Justice. The CID relates to an investigation under Sections 1 and 2 of the Sherman Act. The Company also received CIDs from the Antitrust Section of the Office of the Attorney General of the State of Ohio and later from other states regarding similar inquiries under state antitrust laws. The CIDs request the Company to answer interrogatories, and produce documents, or both, related to the investigation of matters including film clearances, potential coordination and/or communication with other major theatre circuits and related joint ventures.  The Company intends to fully cooperate with all federal and state government agencies. Although the Company does not believe that it has violated any federal or state antitrust or competition laws, it cannot predict the ultimate scope, duration or outcome of these investigations.

18.	Condensed Consolidating Financial Information of Subsidiary Guarantors

As of June 30, 2019, the Company had outstanding $400,000 aggregate principal amount of 5.125% senior notes due 2022, or the 5.125% Senior Notes, and $755,000 aggregate principal amount of 4.875% senior notes due 2023,  or the 4.875% Senior Notes, (collectively the “Notes”). These Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the following subsidiaries of Cinemark USA, Inc.:

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

The following supplemental condensed consolidating financial information presents:

a.

Condensed consolidating balance sheet information as of December 31, 2018 and June 30, 2019, condensed consolidating statements of income information for the three and six months ended June 30, 2018 and 2019, condensed consolidating statements of comprehensive income (loss) information for the three and six months ended June 30, 2018 and 2019 and condensed consolidating statements of cash flows information for the six months ended June 30, 2018 and 2019.

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

JUNE 30, 2019

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$207,055	$10,232	$294,062	$—	$511,349
Other current assets	78,878	21,161	84,972	(33,858)	151,153
Accounts receivable from parent or subsidiaries	—	366,219	—	(342,826)	23,393
Total current assets	285,933	397,612	379,034	(376,684)	685,895
Theatre properties and equipment - net	631,878	773,066	311,703	—	1,716,647
Operating lease right-of-use assets	721,380	505,796	202,275	—	1,429,451
Investment in subsidiaries	1,922,783	39,742	—	(1,962,525)	—
Other assets	1,496,731	157,454	553,537	(114,123)	2,093,599
Total assets	$5,058,705	$1,873,670	$1,446,549	$(2,453,332)	$5,925,592
Liabilities and equity
Current liabilities
Current portion of long-term debt	$6,595	$—	$1,389	$—	$7,984
Current portion of operating lease obligations	98,348	85,835	30,877	—	215,060
Current portion of finance lease obligations	11,005	4,160	68	—	15,233
Accounts payable and accrued expenses	314,719	53,614	125,348	(32,300)	461,381
Accounts payable to parent or subsidiaries	102,448	—	240,378	(342,826)	—
Total current liabilities	533,115	143,609	398,060	(375,126)	699,658
Long-term liabilities
Long-term debt, less current portion	1,871,984	—	7,955	(107,955)	1,771,984
Operating lease obligations, less current portion	651,887	454,575	168,137	—	1,274,599
Finance lease obligations, less current portion	78,723	51,184	404	—	130,311
Other long-term liabilities and deferrals	383,097	42,565	78,765	(7,726)	496,701
Total long-term liabilities	2,985,691	548,324	255,261	(115,681)	3,673,595
Commitments and contingencies
Equity
Cinemark USA, Inc.'s stockholder's equity:
Common stock	49,543	457,368	10,238	(467,606)	49,543
Other stockholder's equity	1,490,356	724,369	770,550	(1,494,919)	1,490,356
Total Cinemark USA, Inc. stockholder's equity	1,539,899	1,181,737	780,788	(1,962,525)	1,539,899
Noncontrolling interests	—	—	12,440	—	12,440
Total equity	1,539,899	1,181,737	793,228	(1,962,525)	1,552,339
Total liabilities and equity	$5,058,705	$1,873,670	$1,446,549	$(2,453,332)	$5,925,592

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

THREE MONTHS ENDED JUNE 30, 2018

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$332,976	$385,703	$191,616	$(21,242)	$889,053
Cost of operations
Theatre operating expenses	255,711	255,943	144,963	(21,242)	635,375
General and administrative expenses	3,651	25,097	13,545	—	42,293
Depreciation and amortization	22,216	24,049	18,025	—	64,290
Impairment of long-lived assets	1,187	-	1,601	—	2,788
Loss on disposal of assets and other	2,462	13,978	461	—	16,901
Total cost of operations	285,227	319,067	178,595	(21,242)	761,647
Operating income	47,749	66,636	13,021	—	127,406
Other income (expense)
Interest expense	(24,156)	(1,703)	(2,949)	342	(28,466)
Distributions from NCM	—	—	3,424	—	3,424
Interest expense - NCM	(4,913)	—	—	—	(4,913)
Equity in income of affiliates	68,807	2,677	6,339	(71,409)	6,414
Other income (expense)	1,392	(62)	(3,329)	(342)	(2,341)
Total other income (expense)	41,130	912	3,485	(71,409)	(25,882)
Income before income taxes	88,879	67,548	16,506	(71,409)	101,524
Income taxes	6,186	15,586	(3,270)	—	18,502
Net income	82,693	51,962	19,776	(71,409)	83,022
Less: Net income attributable to noncontrolling interests	—	—	329	—	329
Net income attributable to Cinemark USA, Inc.	$82,693	$51,962	$19,447	$(71,409)	$82,693

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

THREE MONTHS ENDED JUNE 30, 2019

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$347,923	$396,613	$228,175	$(14,955)	$957,756
Cost of operations
Theatre operating expenses	258,198	270,145	165,120	(14,955)	678,508
General and administrative expenses	3,640	26,482	13,441	—	43,563
Depreciation and amortization	23,059	25,662	15,852	—	64,573
Impairment of long-lived assets	1,044	8,047	3,403	—	12,494
Loss on disposal of assets and other	463	345	997	—	1,805
Total cost of operations	286,404	330,681	198,813	(14,955)	800,943
Operating income	61,519	65,932	29,362	—	156,813
Other income (expense)
Interest expense	(24,393)	(615)	(262)	341	(24,929)
Distributions from NCM	—	—	2,146	—	2,146
Interest expense - NCM	(4,732)	—	—	—	(4,732)
Equity in income (loss) of affiliates	76,546	(5,868)	8,094	(70,333)	8,439
Other income (expense)	1,093	(3,009)	2,311	2,665	3,060
Total other income (expense)	48,514	(9,492)	12,289	(67,327)	(16,016)
Income before income taxes	110,033	56,440	41,651	(67,327)	140,797
Income taxes	8,489	18,239	11,635	—	38,363
Net income	101,544	38,201	30,016	(67,327)	102,434
Less: Net income attributable to noncontrolling interests	—	—	890	—	890
Net income attributable to Cinemark USA, Inc.	$101,544	$38,201	$29,126	$(67,327)	$101,544

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

SIX MONTHS ENDED JUNE 30, 2018

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$615,305	$704,124	$384,221	$(34,626)	$1,669,024
Cost of operations
Theatre operating expenses	474,489	474,473	287,459	(34,626)	1,201,795
General and administrative expenses	6,760	49,950	27,314	—	84,024
Depreciation and amortization	43,655	48,330	36,700	—	128,685
Impairment of long-lived assets	1,201	-	2,178	—	3,379
Loss on disposal of assets and other	4,768	15,409	663	—	20,840
Total cost of operations	530,873	588,162	354,314	(34,626)	1,438,723
Operating income	84,432	115,962	29,907	—	230,301
Other income (expense)
Interest expense	(48,384)	(3,361)	(4,529)	693	(55,581)
Loss on debt amendments	(1,484)	—	—	—	(1,484)
Distributions from NCM	—	—	9,782	—	9,782
Interest expense - NCM	(9,892)	—	—	—	(9,892)
Equity in income of affiliates	128,908	6,963	13,919	(134,740)	15,050
Other income (expense)	2,204	(7)	(232)	(693)	1,272
Total other income (expense)	71,352	3,595	18,940	(134,740)	(40,853)
Income before income taxes	155,784	119,557	48,847	(134,740)	189,448
Income taxes	10,576	26,940	6,239	—	43,755
Net income	145,208	92,617	42,608	(134,740)	145,693
Less: Net income attributable to noncontrolling interests	—	—	485	—	485
Net income attributable to Cinemark USA, Inc.	$145,208	$92,617	$42,123	$(134,740)	$145,208

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

SIX MONTHS ENDED JUNE 30, 2019

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$610,297	$691,863	$397,553	$(27,234)	$1,672,479
Cost of operations
Theatre operating expenses	468,223	485,896	297,157	(27,234)	1,224,042
General and administrative expenses	6,007	50,053	24,881	—	80,941
Depreciation and amortization	45,904	50,983	32,148	—	129,035
Impairment of long-lived assets	1,165	9,134	7,779	—	18,078
Loss on disposal of assets and other	2,339	2,076	1,189	—	5,604
Total cost of operations	523,638	598,142	363,154	(27,234)	1,457,700
Operating income	86,659	93,721	34,399	—	214,779
Other income (expense)
Interest expense	(49,041)	(1,243)	(469)	683	(50,070)
Distributions from NCM	—	—	6,694	—	6,694
Interest expense - NCM	(9,514)	—	—	—	(9,514)
Equity in income (loss) of affiliates	111,673	(11,765)	15,909	(96,974)	18,843
Other income (expense)	2,124	(3,014)	4,333	2,323	5,766
Total other income (expense)	55,242	(16,022)	26,467	(93,968)	(28,281)
Income before income taxes	141,901	77,699	60,866	(93,968)	186,498
Income taxes	7,180	26,540	16,702	—	50,422
Net income	134,721	51,159	44,164	(93,968)	136,076
Less: Net income attributable to noncontrolling interests	—	—	1,355	—	1,355
Net income attributable to Cinemark USA, Inc.	$134,721	$51,159	$42,809	$(93,968)	$134,721

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

THREE MONTHS ENDED JUNE 30, 2018

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net income	$82,693	$51,962	$19,776	$(71,409)	$83,022
Other comprehensive loss, net of tax
Other comprehensive loss of equity method investments	(116)	—	(116)	116	(116)
Foreign currency translation adjustments	(56,248)	—	(56,248)	56,248	(56,248)
Total other comprehensive loss, net of tax	(56,364)	—	(56,364)	56,364	(56,364)
Total comprehensive income, net of tax	$26,329	$51,962	$(36,588)	$(15,045)	$26,658
Comprehensive income attributable to noncontrolling interests	—	—	(329)	—	(329)
Comprehensive income attributable to Cinemark USA, Inc.	$26,329	$51,962	$(36,917)	$(15,045)	$26,329

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) INFORMATION

THREE MONTHS ENDED JUNE 30, 2019

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net income	$101,544	$38,201	$30,016	$(67,327)	$102,434
Other comprehensive loss, net of tax
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes of $1,905, net of settlements	(5,902)	—	—	—	(5,902)
Other comprehensive loss of equity method investments	(22)	—	(22)	22	(22)
Foreign currency translation adjustments	4,925	—	4,925	(4,925)	4,925
Total other comprehensive loss, net of tax	(999)	—	4,903	(4,903)	(999)
Total comprehensive income, net of tax	$100,545	$38,201	$34,919	$(72,230)	$101,435
Comprehensive income attributable to noncontrolling interests	—	—	(890)	—	(890)
Comprehensive income attributable to Cinemark USA, Inc.	$100,545	$38,201	$34,029	$(72,230)	$100,545

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) INFORMATION

SIX MONTHS ENDED JUNE 30, 2019

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net income	$134,721	$51,159	$44,164	$(93,968)	$136,076
Other comprehensive income (loss), net of tax
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes of $2,974, net of settlements	(9,213)	—	—	—	(9,213)
Other comprehensive income of equity method investments	(93)	—	(93)	93	(93)
Foreign currency translation adjustments	5,680	—	5,680	(5,680)	5,680
Total other comprehensive loss, net of tax	(3,626)	—	5,587	(5,587)	(3,626)
Total comprehensive income (loss), net of tax	$131,095	$51,159	$49,751	$(99,555)	$132,450
Comprehensive income attributable to noncontrolling interests	—	—	(1,355)	—	(1,355)
Comprehensive income attributable to Cinemark USA, Inc.	$131,095	$51,159	$48,396	$(99,555)	$131,095

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

SIX MONTHS ENDED JUNE 30, 2019

	Parent	Subsidiary	Subsidiary
	Company	Guarantors	Non-Guarantors	Eliminations	Consolidated

Operating activities
Net income	$134,721	$51,159	$44,164	$(93,968)	$136,076
Adjustments to reconcile net income to cash provided by (used for) operating activities	(51,669)	78,528	37,227	93,968	158,054
Changes in assets and liabilities	66,342	(74,346)	16,971	—	8,967
Net cash provided by operating activities	149,394	55,341	98,362	—	303,097
Investing activities
Additions to theatre properties and equipment	(42,845)	(54,771)	(17,553)	—	(115,169)
Acquisition of theatres in U.S. and international markets, net of cash acquired	(10,170)	—	—	—	(10,170)
Proceeds from sale of theatre properties and equipment and other	—	—	153	—	153
Dividends received from subsidiary	300	3,006	—	(3,306)	—
Net cash used for investing activities	(52,715)	(51,765)	(17,400)	(3,306)	(125,186)
Financing activities
Dividends paid to parent	(79,175)	—	(3,306)	3,306	(79,175)
Repayments of long-term debt	(3,298)	—	—	—	(3,298)
Payments on capital leases	(5,116)	(1,983)	(32)	—	(7,131)
Other	—	(2,247)	(1,294)	—	(3,541)
Net cash used for financing activities	(87,589)	(4,230)	(4,632)	3,306	(93,145)
Effect of exchange rate changes on cash and cash equivalents	—	—	367	—	367
Increase (decrease) in cash and cash equivalents	9,090	(654)	76,697	—	85,133
Cash and cash equivalents:
Beginning of year	197,965	10,886	217,365	—	426,216
End of year	$207,055	$10,232	$294,062	$—	$511,349

*   *   *   *   *

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this report.

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Argentina, Chile, Colombia, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay. As of June 30, 2019, we managed our business under two reportable operating segments – U.S. markets and international markets. See Note 15 to our condensed consolidated financial statements.

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

Films leading the box office during the six months ended June 30, 2019 included Avengers: Endgame, Captain Marvel, Toy Story 4, Aladdin, John Wick: Chapter 3 – Parabellum, How to Train Your Dragon: The Hidden World and The Secret Life of Pets 2. Films scheduled for release during the remainder of 2019 include Star Wars: Episode IX, The Lion King, Frozen 2, It 2, Spider-Man: Far From Home, Jumanji: The Next Level and Joker, among other films.

Film rental costs are variable in nature and fluctuate with our admissions revenues. Film rental costs as a percentage of revenues are generally higher for periods in which more blockbuster films are released. The Company also receives virtual print fees from studios for certain of its international locations, which are included as a contra-expense in film rentals and advertising costs.  Advertising costs, which are expensed as incurred, are primarily related to campaigns for new and renovated theatres, loyalty and membership programs and brand advertising that vary depending on the timing of such campaigns.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating data (in millions):
Revenues
Admissions	$521.1	$508.9	$916.6	$961.5
Concession	345.3	305.3	596.6	567.1
Other	91.4	74.8	159.3	140.4
Total revenues	$957.8	$889.0	$1,672.5	$1,669.0
Cost of operations
Film rentals and advertising	294.7	287.1	504.8	528.1
Concession supplies	62.7	51.1	105.8	91.9
Salaries and wages	108.9	100.4	205.0	193.5
Facility lease expense	89.5	81.2	175.1	163.3
Utilities and other	122.7	115.6	233.3	225.0
General and administrative expenses	43.5	42.3	80.9	84.0
Depreciation and amortization	64.5	64.3	129.0	128.7
Impairment of long-lived assets	12.5	2.8	18.1	3.4
Loss on disposal of assets and other	1.8	16.9	5.6	20.8
Total cost of operations	800.8	761.7	1,457.6	1,438.7
Operating income	$157.0	$127.3	$214.9	$230.3

Operating data as a percentage of total revenues:
Revenues
Admissions	54.4%	57.2%	54.8%	57.6%
Concession	36.1%	34.3%	35.7%	34.0%
Other	9.5%	8.5%	9.5%	8.4%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations (1)
Film rentals and advertising	56.6%	56.4%	55.1%	54.9%
Concession supplies	18.2%	16.7%	17.7%	16.2%
Salaries and wages	11.4%	11.3%	12.3%	11.6%
Facility lease expense	9.3%	9.1%	10.5%	9.8%
Utilities and other	12.8%	13.0%	13.9%	13.5%
General and administrative expenses	4.5%	4.8%	4.8%	5.0%
Depreciation and amortization	6.7%	7.2%	7.7%	7.7%
Impairment of long-lived assets	1.3%	0.3%	1.1%	0.2%
Loss on disposal of assets and other	0.2%	1.9%	0.3%	1.2%
Total cost of operations	83.6%	85.7%	87.2%	86.2%
Operating income	16.4%	14.3%	12.8%	13.8%

(1)

All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.

Three months ended June 30, 2019 versus June 30, 2018

Revenues. Total revenues increased $68.8 million to $957.8 million for the three months ended June 30, 2019 (“second quarter of 2019”) from $889.0 million for the three months ended June 30, 2018 (“second quarter of 2018”). The table below, presented by reportable operating segment, summarizes our revenue performance and certain key performance indicators for the three months ended June 30, 2019 and 2018.

	U.S. Operating Segment			International Operating Segment					Consolidated
							Constant Currency (3)
	2019	2018	% Change	2019	2018	% Change	2019	% Change	2019	2018	% Change
Admissions revenues (1)	$407.0	$408.9	(0.5)%	$114.1	$100.0	14.1%	$136.2	36.2%	$521.1	$508.9	2.4%
Concession revenues (1)	$274.9	$249.6	10.1%	$70.4	$55.7	26.4%	$82.5	48.1%	$345.3	$305.3	13.1%
Other revenues (1)(2)	$61.1	$50.5	21.0%	$30.3	$24.3	24.7%	$37.0	52.3%	$91.4	$74.8	22.2%
Total revenues (1)(2)	$743.0	$709.0	4.8%	$214.8	$180.0	19.3%	$255.7	42.1%	$957.8	$889.0	7.7%
Attendance (1)	50.1	50.6	(1.0)%	30.1	25.8	16.7%			80.2	76.4	5.0%
Average ticket price (1)	$8.12	$8.08	0.5%	$3.79	$3.88	(2.3)%	$4.52	16.5%	$6.50	$6.66	(2.4)%
Concession revenues per patron (1)	$5.49	$4.93	11.4%	$2.34	$2.16	8.3%	$2.74	26.9%	$4.31	$4.00	7.7%

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
(3)

Constant currency revenue amounts, which are non-GAAP measurements, were calculated using the average exchange rate for the corresponding month for 2018. We translate the results of our international operating segment from local currencies into U.S. dollars using currency rates in effect at different points in time in accordance with U.S. GAAP. Significant changes in foreign currency exchange rates from one period to the next can result in meaningful variations in reported results.   We are providing constant currency amounts for our international operating segment to present a period-to-period comparison of business performance that excludes the impact of foreign currency fluctuations.

•

U.S. Admissions revenues decreased $1.9 million primarily due to a 1.0% decrease in attendance slightly offset by a 0.5% increase in average ticket price. The second quarter of 2018 experienced a record box office with five films grossing over $200 million compared to three titles at this level for the second quarter of 2019. The increase in average ticket price was primarily due to price increases, partially offset by a change in ticket type mix and the impact of the deferral of admissions revenues for loyalty points issued.  Concession revenues grew $25.3 million primarily due to an 11.4% increase in concession revenues per patron slightly offset by the 1.0% decrease in attendance. Concession revenues per patron grew primarily due to incremental sales of traditional concession products, continued expansion of concession offerings and price increases.  Other revenues increased $10.6 million primarily due to increases in transactional fees and promotional activity.

•

International. Admissions revenues grew $14.1 million as reported ($36.2 million in constant currency) primarily due to a 16.7% increase in attendance slightly offset by a 2.3% decrease in average ticket price (average ticket price increased 16.5% in constant currency).  Concession revenues grew $14.7 million as reported ($26.8 million in constant currency) primarily due to the 16.7% increase in attendance and an 8.3% increase in concession revenues per patron (concession revenues per patron increased 26.9% in constant currency).  Attendance increased due to the consumer appeal of films during the second quarter of 2019 compared to the second quarter of 2018, with Avengers: Endgame setting an all-time box office record in Latin American markets.  Average ticket price decreased, as reported, primarily due to the impact of changes in foreign currency exchange rates in certain countries in which we operate, partially offset by price increases.  Concession revenues per patron increased, as reported, primarily due to incremental sales, partially offset by the impact of changes in foreign currency exchange rates in certain countries in which we operate.  Other revenues grew $6.0 million as reported (increased $12.7 million in constant currency) due to increases in screen advertising and promotional revenues, partially offset by the impact of changes in foreign currency exchange rates in certain countries in which we operate.

Cost of Operations. The table below summarizes our theatre operating costs (in millions) by reportable operating segment for the three months ended June 30, 2019 and 2018.

	U.S. Operating Segment		International Operating Segment			Consolidated
	2019	2018	2019	2018	Constant Currency (1) 2019	2019	2018
Film rentals and advertising	$237.6	$238.7	$57.1	$48.4	$68.3	$294.7	$287.1
Concession supplies	$47.0	$38.4	$15.7	$12.7	$18.4	$62.7	$51.1
Salaries and wages	$87.4	$79.4	$21.5	$21.0	$25.8	$108.9	$100.4
Facility lease expense	$64.7	$61.0	$24.8	$20.2	$28.5	$89.5	$81.2
Utilities and other	$89.3	$83.7	$33.4	$31.9	$40.0	$122.7	$115.6

(1)

Constant currency expense amounts, which are non-GAAP measurements were calculated using the average exchange rate for the corresponding month for 2018. We translate the results of our international operating segment from local currencies into U.S. dollars using currency rates in effect at different points in time in accordance with U.S. GAAP. Significant changes in foreign currency exchange rates from one period to the next can result in meaningful variations in reported results. We are providing constant currency amounts for our international operating segment to present a period-to-period comparison of business performance that excludes the impact of foreign currency fluctuations.

•

U.S. Film rentals and advertising costs were $237.6 million, or 58.4% of admissions revenues, for the second quarter of 2019 compared to $238.7 million, or 58.4% of admissions revenues, for the second quarter of 2018. Concession supplies expense was $47.0 million, or 17.1% of concession revenues, for the second quarter of 2019 compared to $38.4 million, or 15.4% of concession revenues, for the second quarter of 2018. The increase in the concessions supplies rate was driven by the mix of concession products sold.

Salaries and wages increased to $87.4 million for the second quarter of 2019 from $79.4 million for the second quarter of 2018 primarily due to increases in minimum and other wage rates across many states in which we operate, as well as staffing for new theatres and varied in-theatre consumer initiatives. Facility lease expense increased to $64.7 million for the second quarter of 2019 from $61.0 million for the second quarter of 2018 primarily due to new theatres and an increase of $2.7 million from the impact of the adoption of ASC Topic 842 (see Note 3 to the condensed consolidated financial statements for further discussion).  Utilities and other costs increased to $89.3 million for the second quarter of 2019 from $83.7 million for the second quarter of 2018 primarily due to increased credit card processing fees, increased utilities costs and janitorial expenses.

•

International. Film rentals and advertising costs were $57.1 million ($68.3 million in constant currency), or 50.0% of admissions revenues, for the second quarter of 2019 compared to $48.4 million, or 48.4% of admissions revenues, for the second quarter of 2018. The increase in the film rentals and advertising rate was primarily due to an increased concentration of blockbuster titles in Latin American markets during the quarter, as well as a decrease in virtual print fees received from distributors as the costs of digital projectors become fully reimbursed. Concession supplies expense was $15.7 million ($18.4 million in constant currency), or 22.3% of concession revenues, for the second quarter of 2019 compared to $12.7 million, or 22.8% of concession revenues, for the second quarter of 2018.

Salaries and wages increased to $21.5 million ($25.8 million in constant currency) for the second quarter of 2019 compared to $21.0 million for the second quarter of 2018.  The as reported increase was due to increased local currency wages that were primarily driven by inflation, new theatres and limited flexibility in scheduling staff caused by shifting government regulations, partially offset by the impact of changes in foreign currency exchange rates in certain countries in which we operate.  Facility lease expense increased to $24.8 million ($28.5 million in constant currency) for the second quarter of 2019 compared to $20.2 million for the second quarter of 2018.  The as reported increase was driven by higher percentage rent associated with an increase in revenues, incremental rent from new theatres and a $3.0 million impact associated with the adoption of ASC Topic 842 (see Note 3 to the condensed consolidated financial statements for further discussion).  These increases were partially offset by the impact of changes in foreign currency exchange rates in certain countries in which we operate.  Utilities and other costs increased to $33.4 million ($40.0 million in constant currency) for the second quarter of 2019 compared to $31.9 million for the second quarter of 2018.  The as reported increase was primarily due to increased commissions as a result of increased screen advertising revenues, increased credit card processing fees and utilities costs, and were partly offset by the impact of changes in foreign currency exchange rates in certain countries in which we operate.

General and Administrative Expenses.  General and administrative expenses increased to $43.5 million for the second quarter of 2019 from $42.3 million for the second quarter of 2018. The increase was primarily due to increases in salaries and incentive compensation and were partly offset by lower legal and professional fees as well as the impact of changes in foreign currency exchange rates in certain countries in which we operate.

Depreciation and Amortization. Depreciation and amortization expense increased to $64.5 million during the second quarter of 2019 compared to $64.3 million during the second quarter of 2018. The increase was primarily due to theatre remodels and new theatres, offset by a $3.3 million impact from the adoption of ASC Topic 842 (see Note 3 to the condensed consolidated financial statements for further discussion).

Impairment of Long-Lived Assets.  We recorded asset impairment charges on assets held and used of $12.5 million during the second quarter of 2019 compared to $2.8 million during the second quarter of 2018. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. Impairment charges for the second quarter of 2019 impacted four countries and impairment charges for the second quarter of 2018 impacted three countries.  See Note 11 to our condensed consolidated financial statements.

Loss on Disposal of Assets and Other. We recorded a loss on disposal of assets and other of $1.8 million during the second quarter of 2019 compared to $16.9 million during the second quarter of 2018. Activity for the second quarter of 2019 was primarily due to the retirement of assets related to theatre remodels.  Activity for the second quarter of 2018 was primarily due to the retirement of assets related to theatre remodels and the accrual of a reserve for outstanding litigation (see Note 17 to the condensed consolidated financial statements).

Interest Expense.  Interest costs incurred, including amortization of debt issue costs, were $24.9 million during the second quarter of 2019 compared to $28.5 million during the second quarter of 2018.  The decrease was primarily due to a $2.8 million impact from the adoption of ASC Topic 842 (see Note 3 to the condensed consolidated financial statements for further discussion).

Distributions from NCM.  We recorded distributions from NCM of $2.1 million during the second quarter of 2019 compared to $3.4 million recorded during the second quarter of 2018, which were in excess of the carrying value of our Tranche 1 investment. See Note 7 to our condensed consolidated financial statements.

Interest expense – NCM.  We recorded non-cash interest expense of $4.7 million for the second quarter of 2019 compared to $4.9 million recorded during the second quarter of 2018, related to the significant financing component associated with certain of our agreements with NCM.  See Notes 4 and 7 to our condensed consolidated financial statements for further discussion.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $8.4 million during the second quarter of 2019 compared to $6.4 million during the second quarter of 2018. See Notes 7 and 8 to our condensed consolidated financial statements for information about our equity investments.

Income Taxes. Income tax expense of $38.4 million was recorded for the second quarter of 2019 compared to $18.5 million recorded for the second quarter of 2018. The effective tax rate was approximately 27.2% for the second quarter of 2019 compared to 18.2% for the second quarter of 2018. The effective tax rate for the second quarter of 2018 was impacted by a credit to tax expense of $7.1 million related to the settlement of audits in the non-U.S. tax jurisdiction of Chile.  Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Six months ended June 30, 2019 versus June 30, 2018

Revenues. Total revenues increased $3.5 million to $1,672.5 million for the six months ended June 30, 2019 (“2019 period”) from $1,669.0 million for the six months ended June 30, 2018 (“2018 period”). The table below, presented by reportable operating segment, summarizes our revenue performance and certain key performance indicators for the six months ended June 30, 2019 and 2018.

	U.S. Operating Segment			International Operating Segment					Consolidated
							Constant Currency (3)
	2019	2018	% Change	2019	2018	% Change	2019	% Change	2019	2018	% Change
Admissions revenues (1)	$715.8	$758.2	(5.6)%	$200.8	$203.3	(1.2)%	$242.6	19.3%	$916.6	$961.5	(4.7)%
Concession revenues (1)	$474.3	$453.4	4.6%	$122.3	$113.7	7.6%	$145.2	27.7%	$596.6	$567.1	5.2%
Other revenues (1)(2)	$107.7	$93.8	14.8%	$51.6	$46.6	10.7%	$64.3	38.0%	$159.3	$140.4	13.5%
Total revenues (1)(2)	$1,297.8	$1,305.4	(0.6)%	$374.7	$363.6	3.1%	$452.1	24.3%	$1,672.5	$1,669.0	0.2%
Attendance (1)	88.8	95.2	(6.7)%	53.7	49.7	8.0%			142.5	144.9	(1.7)%
Average ticket price (1)	$8.06	$7.96	1.3%	$3.74	$4.09	(8.6)%	$4.52	10.5%	$6.43	$6.64	(3.2)%
Concession revenues per patron (1)	$5.34	$4.76	12.2%	$2.28	$2.29	(0.4)%	$2.70	17.9%	$4.19	$3.91	7.2%

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
(3)

Constant currency revenue amounts, which are non-GAAP measurements, were calculated using the average exchange rate for the corresponding month for 2018. We translate the results of our international operating segment from local currencies into U.S. dollars using currency rates in effect at different points in time in accordance with U.S. GAAP. Significant changes in foreign currency exchange rates from one period to the next can result in meaningful variations in reported results.   We are providing constant currency amounts for our international operating segment to present a period-to-period comparison of business performance that excludes the impact of foreign currency fluctuations.

•

U.S. Admissions revenues decreased $42.4 million primarily due to a 6.7% decrease in attendance slightly offset by a 1.3% increase in average ticket price. The decrease in attendance was due to the relative consumer appeal of films during the 2019 period compared to the 2018 period. The increase in average ticket price was primarily due to price increases, partially offset by a change in ticket type mix.  Concession revenues grew $20.9 million primarily due to the 12.2% increase in concession revenues per patron, partially offset by the 6.7% decrease in attendance. Concession revenues per patron grew primarily due to incremental sales of traditional concession products, continued expansion of concession offerings and price increases.  Other revenues increased $13.9 million due to increases in transactional fees and promotional activity.

•

International. Admissions revenues decreased $2.5 million as reported (increased $39.3 million in constant currency) primarily due to an 8.6% decrease in average ticket price (average ticket price increased 10.5% in constant currency), partially offset by an 8.0% increase in attendance.  Concession revenues grew $8.6 million as reported ($31.5 million in constant currency) primarily due to the 8.0% increase in attendance, partially offset by a 0.4% decrease in concession revenues per patron (concession revenues per patron increased 17.9% in constant currency).  Attendance increased due to the consumer appeal of films during the 2019 period compared to the 2018 period, with Avengers: Endgame setting an all-time box office record in Latin American markets.  Average ticket price and concession revenues per patron decreased, as reported, primarily due to the impact of changes in foreign currency exchange rates in certain countries in which we operate.  Other revenues grew $5.0 million as reported ($17.7 million in constant currency) due to increases in screen advertising and promotional revenues, partially offset by the impact of changes in foreign currency exchange rates in certain countries in which we operate.

Cost of Operations. The table below summarizes our theatre operating costs (in millions) by reportable operating segment for the six months ended June 30, 2019 and 2018.

	U.S. Operating Segment		International Operating Segment			Consolidated
	2019	2018	2019	2018	Constant Currency (1) 2019	2019	2018
Film rentals and advertising	$406.8	$431.6	$98.0	$96.5	$118.5	$504.8	$528.1
Concession supplies	$79.0	$66.9	$26.8	$25.0	$31.8	$105.8	$91.9
Salaries and wages	$164.2	$151.1	$40.8	$42.4	$49.9	$205.0	$193.5
Facility lease expense	$129.6	$122.0	$45.5	$41.3	$53.0	$175.1	$163.3
Utilities and other	$169.1	$162.7	$64.2	$62.3	$77.8	$233.3	$225.0

(1)

Constant currency expense amounts, which are non-GAAP measurements were calculated using the average exchange rate for the corresponding month for 2018. We translate the results of our international operating segment from local currencies into U.S. dollars using currency rates in effect at different points in time in accordance with U.S. GAAP. Significant changes in foreign currency exchange rates from one period to the next can result in meaningful variations in reported results. We are providing constant currency amounts for our international operating segment to present a period-to-period comparison of business performance that excludes the impact of foreign currency fluctuations.

•

U.S. Film rentals and advertising costs were $406.8 million, or 56.8% of admissions revenues, for the 2019 period compared to $431.6 million, or 56.9% of admissions revenues, for the 2018 period. Concession supplies expense was $79.0 million, or 16.7% of concession revenues, for the 2019 period compared to $66.9 million, or 14.8% of concession revenues, for the 2018 period. The increase in the concessions supplies rate was driven by the mix of concession products sold.

Salaries and wages increased to $164.2 million for the 2019 period from $151.1 million for the 2018 period primarily due to increases in minimum and other wage rates across many states in which we operate, as well as staffing for new theatres and varied in-theatre consumer initiatives. Facility lease expense increased to $129.6 million for the 2019 period from $122.0 million for the 2018 period primarily due to new theatres and an increase of $5.4 million from the impact of the adoption of ASC Topic 842 (see Note 3 to the condensed consolidated financial statements for further discussion).  Utilities and other costs increased to $169.1 million for the 2019 period from $162.7 million for the 2018 period primarily due to increases in real estate taxes, credit card processing fees and utilities costs.

•

International. Film rentals and advertising costs were $98.0 million ($118.5 million in constant currency), or 48.8% of admissions revenues, for the 2019 period compared to $96.5 million, or 47.5% of admissions revenues, for the 2018 period. The increase in the film rentals and advertising rate was primarily due to the mix of films, increased promotion expenses and a decrease in virtual print fees received from distributors as the costs of digital projectors become fully reimbursed. Concession supplies expense was $26.8 million ($31.8 million in constant currency), or 21.9% of concession revenues, for the 2019 period compared to $25.0 million, or 22.0% of concession revenues, for the 2018 period.

Salaries and wages decreased to $40.8 million (increased to $49.9 million in constant currency) for the 2019 period compared to $42.4 million for the 2018 period.  The as reported decrease was due to the impact of changes in foreign currency exchange rates in certain countries in which we operate, partially offset by increased local currency wages that were driven by inflation, new theatres and limited flexibility in scheduling staff caused by shifting government regulations.  Facility lease expense increased to $45.5 million (increased to $53.0 million in constant currency) for the 2019 period compared to $41.3 million for the 2018 period.  The as reported increase was due to higher percentage rent due to an increase in revenues in local currency, incremental base rent from new theatres and a $5.4 million impact associated with the adoption of ASC Topic 842 (see Note 3 to the condensed consolidated financial statements for further discussion).  These increases were partially offset by the impact of changes in foreign currency exchange rates in certain countries in which we operate.  Utilities and other costs increased to $64.2 million (increased to $77.8 million in constant currency) for the 2019 period compared to $62.3 million for the 2018 period.  The as reported increase was primarily due to increased commissions as a result of increased screen advertising revenues, increased credit card processing fees and increased utilities costs that were partially offset by the impact of changes in foreign currency exchange rates in certain countries in which we operate.

General and Administrative Expenses.  General and administrative expenses decreased to $80.9 million for the 2019 period from $84.0 million for the 2018 period. The decrease was primarily due to the impact of changes in foreign currency exchange rates in certain countries in which we operate, as well as lower legal and professional fees and were partly offset by increases in salaries and wages.

Depreciation and Amortization. Depreciation and amortization expense increased to $129.0 million during the 2019 period compared to $128.7 million during the 2018 period. The increase was primarily due to theatre remodels and new theatres, offset by a $6.6 million impact from the adoption of ASC Topic 842 (see Note 3 to the condensed consolidated financial statements for further discussion).

Impairment of Long-Lived Assets.  We recorded asset impairment charges on assets held and used of $18.1 million during the 2019 period compared to $3.4 million during the 2018 period. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. Impairment charges for the 2019 period impacted seven countries and impairment charges for the 2018 period impacted three countries.  See Note 11 to our condensed consolidated financial statements.

Loss on Disposal of Assets and Other. We recorded a loss on disposal of assets and other of $5.6 million during 2019 period compared to $20.8 million during the 2018 period. Activity for the 2019 and 2018 periods were primarily due to the retirement of assets related to theatre remodels.

Interest Expense.  Interest costs incurred, including amortization of debt issue costs, were $50.1 million during the 2019 period compared to $55.6 million during the 2018 period.  The decrease was primarily due to a $5.1 million impact from the adoption of ASC Topic 842 (see Note 3 to the condensed consolidated financial statements for further discussion).

Distributions from NCM.  We recorded distributions from NCM of $6.7 million during the 2019 period compared to $9.8 million recorded during the 2018 period, which were in excess of the carrying value of our Tranche 1 investment. See Note 7 to our condensed consolidated financial statements.

Interest expense – NCM.  We recorded non-cash interest expense of $9.5 million for the 2019 period compared to $9.9 million recorded during the 2018 period, related to the significant financing component associated with certain of our agreements with NCM.  See Notes 4 and 7 to our condensed consolidated financial statements for further discussion.

Equity in Income of Affiliates. We recorded equity in income of affiliates of $18.8 million during the 2019 period compared to $15.1 million during the 2018 period. See Notes 7 and 8 to our condensed consolidated financial statements for information about our equity investments.

Income Taxes. Income tax expense of $50.4 million was recorded for the 2019 period compared to $43.8 million recorded for the 2018 period. The effective tax rate was approximately 27.0% for the 2019 period compared to 23.1% for the 2018 period. The effective tax rate for the 2018 period was impacted by a credit to tax expense of $7.1 million related to the settlement of audits in the non-U.S. tax jurisdiction of Chile.   Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Liquidity and Capital Resources

Operating Activities

We primarily collect our revenues in cash, mainly through box office receipts and the sale of concessions. In addition, nearly all of our theatres provide the patron a choice of using a credit card or debit card. Our revenues are received in cash prior to the payment of related expenses, therefore we have an operating “float” and historically have not required traditional working capital financing. Cash provided by operating activities was $303.1 million for the six months ended June 30, 2019 compared to $279.6 million for the six months ended June 30, 2018. The increase in cash provided by operating activities was primarily due to the level and timing of payments to suppliers during each respective period and the impact of the adoption of ASC Topic 842 (see Note 3 to the condensed consolidated financial statements for further discussion).

Investing Activities

Our investing activities have been principally related to the development, remodel and acquisition of theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities was $125.2 million for the six months ended June 30, 2019 compared to $191.4 million for the six months ended June 30, 2018.  The decrease was primarily due to a decline in capital expenditures, which was primarily driven by a change in the timing and number of recliner conversions during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Capital expenditures for the six months ended June 30, 2019 and 2018 were as follows (in millions):

Period	New Theatres	Existing Theatres	Total
Six Months Ended June 30, 2019	$29.4	$85.8	$115.2
Six Months Ended June 30, 2018	$31.5	$131.1	$162.6

We operated 549 theatres with 6,086 screens worldwide as of June 30, 2019, including 344 theatres with 4,630 screens in the U.S. and 205 theatres with 1,456 screens in international markets. During the six months ended June 30, 2019, we built three theatres and 34 screens, acquired two theatres and 30 screens and closed two theatres and 20 screens in the U.S. and opened one theatre and four screens in international markets.  We also closed one theatre with ten screens internationally.

As of June 30, 2019, in the U.S., we had signed commitments to open two new theatres and 24 screens during the remainder of 2019, and nine new theatres and 102 screens subsequent to 2019, and we expect to spend approximately $90 million on these 126 domestic screens.  In international markets, we had signed commitments to open six new theatres and 49 screens during the remainder of 2019, and eight new theatres and 60 screens subsequent to 2019, with estimated capital expenditures of $62 million for these 109 screens.

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

Financing Activities

Cash used for financing activities was $93.1 million for the six months ended June 30, 2019 compared to $98.7 million for the six months ended June 30, 2018.  The decrease was primarily due to the payment of debt issuance costs associated with the amendment of our senior secured credit facility during the six months ended June 30, 2018 and the impact of the adoption of ASC Topic 842 (see Note 3 to the condensed consolidated financial statements for further discussion).

We may from time to time, subject to compliance with our debt instruments, purchase our debt securities on the open market depending upon the availability and prices of such securities.

Long-term debt consisted of the following as of June 30, 2019 (in millions):

Cinemark USA, Inc. term loan	$649.6
Cinemark USA, Inc. 5.125% senior notes due 2022	400.0
Cinemark USA, Inc. 4.875% senior notes due 2023	755.0
Other	1.4
Total long-term debt	$1,806.0
Less current portion	8.0
Subtotal long-term debt, less current portion	$1,798.0
Less: Debt discounts and debt issuance costs, net of accumulated amortization	26.0
Long-term debt, less current portion, net of debt issuance costs	$1,772.0

As of June 30, 2019, we had $98.8 million in available borrowing capacity on our revolving credit line.

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

At June 30, 2019, there was $649.6 million outstanding under the term loan and no borrowings outstanding under the $100.0 million revolving credit line. Cinemark USA, Inc. had $98.8 million in available borrowing capacity on the revolving credit line. The average interest rate on outstanding term loan borrowings under the Credit Agreement at June 30, 2019 was approximately 4.4% per annum.

Cinemark USA, Inc. 5.125% Senior Notes

On December 18, 2012, Cinemark USA, Inc. issued $400.0 million aggregate principal amount of 5.125% Senior Notes due 2022, at par value (the “5.125% Senior Notes”). Interest on the 5.125% Senior Notes is payable on June 15 and December 15 of each year. The 5.125% Senior Notes mature on December 15, 2022.

The indenture to the 5.125% Senior Notes contains covenants including limitations on the amount of dividends that could be paid by Cinemark USA, Inc. As of June 30, 2019, Cinemark USA, Inc. could have distributed up to approximately $2,357.7 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 5.125% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. The indenture allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1.

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

Covenant Compliance

As of June 30, 2019, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to financial market risks, including changes in interest rates, foreign currency exchange rates and other relevant market prices.

Interest Rate Risk

We are currently party to a variable rate debt facility.  An increase or decrease in interest rates would affect our interest expense relating to our variable rate debt. At June 30, 2019, we had an aggregate of approximately $199.6 million of variable rate debt outstanding.  Based on the interest rates in effect on the variable rate debt outstanding at June 30, 2019, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $2.0 million.

The table below provides information about our fixed rate and variable rate long-term debt agreements as of June 30, 2019:

	Expected Maturity for the Twelve-Month Periods Ending June 30,								Average
	(in millions)								Interest
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value	Rate
Fixed rate	$1.4	$—	$—	$1,155.0	$—	$450.0	$1,606.4	$1,620.2	4.8%
Variable rate	6.6	6.6	6.6	6.6	6.6	166.6	199.6	198.9	4.2%
Total debt	$8.0	$6.6	$6.6	$1,161.6	$6.6	$616.6	$1,806.0	$1,819.1

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

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2019, we carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

JUNE 30, 2019

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$423,450	$87,899	$—	$511,349
Other current assets	295,459	(120,719)	(194)	174,546
Total current assets	718,909	(32,820)	(194)	685,895
Theatre properties and equipment, net	1,716,647	—	—	1,716,647
Operating lease right-of-use assets	1,429,451	—	—	1,429,451
Other assets	1,916,023	530,295	(352,719)	2,093,599
Total assets	$5,781,030	$497,475	$(352,913)	$5,925,592
Liabilities and equity
Current liabilities
Current portion of long-term debt	$6,595	$1,389	$—	$7,984
Current portion of operating lease obligations	215,060	—		215,060
Current portion of finance and capital lease obligations	15,233	—	—	15,233
Accounts payable and accrued expenses	460,979	596	(194)	461,381
Total current liabilities	697,867	1,985	(194)	699,658
Long-term liabilities
Long-term debt, less current portion	2,017,684	—	(245,700)	1,771,984
Operating lease obligations, less current portion	1,274,599	—	—	1,274,599
Finance and capital lease obligations, less current portion	130,311	—	—	130,311
Other long-term liabilities and deferrals	436,207	60,494	—	496,701
Total long-term liabilities	3,858,801	60,494	(245,700)	3,673,595
Commitments and contingencies
Equity	1,224,362	434,996	(107,019)	1,552,339
Total liabilities and equity	$5,781,030	$497,475	$(352,913)	$5,925,592

Note:  “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

SIX MONTHS ENDED JUNE 30, 2019

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Revenues	$1,672,479	$—	$—	$1,672,479
Cost of operations				—
Theatre operating costs	1,224,042	—	—	1,224,042
General and administrative expenses	80,941	—	—	80,941
Depreciation and amortization	129,035	—	—	129,035
Impairment of long-lived assets	18,078	—	—	18,078
Loss on disposal of assets and other	5,604	—	—	5,604
Total cost of operations	1,457,700	—	—	1,457,700
Operating income	214,779	—	—	214,779
Other income (expense)	(63,441)	35,160	—	(28,281)
Income before income taxes	151,338	35,160	—	186,498
Income taxes	40,398	10,024	—	50,422
Net income	110,940	25,136	—	136,076
Less: Net income attributable to noncontrolling interests	1,355	—	—	1,355
Net income attributable to Cinemark USA, Inc.	$109,585	$25,136	$—	$134,721

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

SIX MONTHS ENDED JUNE 30, 2019

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Net income	$110,940	$25,136	$—	$136,076
Other comprehensive income (loss), net of tax
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes of $2,974, net of settlements	(9,213)	—	—	(9,213)
Other comprehensive loss in equity method investments	—	(93)	—	(93)
Foreign currency translation adjustments	5,680	—	—	5,680
Total other comprehensive loss, net of tax	(3,533)	(93)	—	(3,626)
Total comprehensive income, net of tax	107,407	25,043	—	132,450
Comprehensive income attributable to noncontrolling interests	(1,355)	—	—	(1,355)
Comprehensive income attributable to Cinemark USA, Inc.	$106,052	$25,043	$—	$131,095

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

SIX MONTHS ENDED JUNE 30, 2019

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Operating activities
Net income	$110,940	$25,136	$—	$136,076
Adjustments to reconcile net income to cash provided by operating activities	162,219	(4,165)	—	158,054
Changes in assets and liabilities	(6,205)	15,172	—	8,967
Net cash provided by operating activities	266,954	36,143	—	303,097
Investing activities
Additions to theatre properties and equipment	(115,169)	—	—	(115,169)
Acquisition of theatres in the U.S., net of cash acquired	(10,170)	—	—	(10,170)
Proceeds from sale of theatre properties and equipment and other	153	—	—	153
Loans to parent/subsidiaries	—	(4,000)	4,000	—
Net cash used for investing activities	(125,186)	(4,000)	4,000	(125,186)
Financing activities
Dividends paid to parent	(79,175)	—	—	(79,175)
Borrowings from parent/subsidiaries	4,000	—	(4,000)	—
Repayments of long-term debt	(3,298)	—	—	(3,298)
Payments on finance leases	(7,131)	—	—	(7,131)
Other	(3,541)	—	—	(3,541)
Net cash used for financing activities	(89,145)	—	(4,000)	(93,145)
Effect of exchange rate changes on cash and cash equivalents	367	—	—	367
Increase in cash and cash equivalents	52,990	32,143	—	85,133
Cash and cash equivalents:
Beginning of year	370,460	55,756	—	426,216
End of year	$423,450	$87,899	$—	$511,349

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

Item 6. Exhibits

*31.1	Certification of Mark Zoradi, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Mark Zoradi, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

* 101

The following material from Cinemark USA, Inc.’s Form 10-Q for the quarter ended June 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language), filed herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK USA, INC.
Registrant

DATE:	August 5, 2019

/s/ Mark Zoradi
Mark Zoradi
Chief Executive Officer

/s/ Sean Gamble
Sean Gamble
Chief Financial Officer