Form 10-Q
period 2020-09-30
CINEMARK USA INC /TX
filed 2020-11-06
CIK 885975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of October 30, 2020, 1,500 shares of Class A common stock and 182,648 shares of Class B common stock were outstanding.

CINEMARK USA, INC. AND SUBSIDIARIES

Cautionary Statement Regarding Forward-Looking Statements

Certain matters within this Quarterly Report on Form 10Q include “forward–looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The “forward-looking statements” may include our current expectations, assumptions, estimates and projections about our business and our industry. They may include statements relating to future revenues, expenses and profitability, the future development and expected growth of our business, projected capital expenditures, attendance at movies generally or in any of the markets in which we operate, the number or diversity of popular movies released and our ability to successfully license and exhibit popular films, national and international growth in our industry, competition from other exhibitors and alternative forms of entertainment and determinations in lawsuits in which we are defendants. Forward-looking statements can be identified by the use of words such as “may,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance to differ from those projected in the forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict, including, among others, the impacts of COVID-19. Such risks and uncertainties could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. For a description of the risk factors, please review the “Risk Factors” section or other sections in the Company’s Annual Report on Form 10-K filed February 21, 2020, as updated by the information related to COVID-19 that was included in a Form 8-K that was filed on April 13, 2020, including the documents incorporated by reference therein, our Quarterly Report on Form 10-Q filed on August 5, 2020 and subsequent filings. All forward-looking statements are expressly qualified in their entirety by such risk factors. We undertake no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data, unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$430,956	$488,215
Inventories	15,159	21,686
Accounts receivable	24,627	83,722
Current income tax receivable	84,105	4,082
Prepaid expenses and other	34,394	37,187
Accounts receivable from parent	27,767	24,319
Total current assets	617,008	659,211
Theatre properties and equipment	3,252,987	3,348,237
Less: accumulated depreciation and amortization	1,707,164	1,612,990
Theatre properties and equipment, net	1,545,823	1,735,247
Operating lease right-of-use assets, net	1,286,224	1,383,080
Other assets
Goodwill	1,249,427	1,283,371
Intangible assets, net	315,569	321,769
Investment in NCM	250,434	265,792
Investments in affiliates	118,589	155,285
Long-term deferred tax asset	16,491	9,369
Deferred charges and other assets, net	36,047	39,114
Total other assets	1,986,557	2,074,700
Total assets	$5,435,612	$5,852,238
Liabilities and equity
Current liabilities
Current portion of long-term debt	$7,965	$6,595
Current portion of operating lease obligations	216,382	217,406
Current portion of finance lease obligations	16,224	15,432
Current income tax payable	—	5,195
Current liability for uncertain tax positions	—	13,446
Accounts payable and accrued expenses	376,853	450,097
Total current liabilities	617,424	708,171
Long-term liabilities
Long-term debt, less current portion	2,018,819	1,771,342
Operating lease obligations, less current portion	1,137,822	1,223,462
Finance lease obligations, less current portion	128,727	141,017
Long-term deferred tax liability	114,866	141,836
Long-term liability for uncertain tax positions	14,678	848
NCM screen advertising advances	346,237	348,354
Other long-term liabilities	61,690	43,001
Total long-term liabilities	3,822,839	3,669,860
Commitments and contingencies (see Note 18)
Equity
Cinemark USA, Inc.'s stockholder's equity:
Class A common stock, $0.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and 182,648 shares outstanding	49,543	49,543
Treasury stock, 57,245 Class B shares at cost	(24,233)	(24,233)
Additional paid-in-capital	1,303,791	1,291,618
Retained earnings	69,231	484,883
Accumulated other comprehensive loss	(414,398)	(340,112)
Total Cinemark USA, Inc.'s stockholder's equity	983,934	1,461,699
Noncontrolling interests	11,415	12,508
Total equity	995,349	1,474,207
Total liabilities and equity	$5,435,612	$5,852,238

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Admissions	$14,901	$454,429	$307,400	$1,371,041
Concession	9,116	289,477	199,596	886,083
Other	11,461	77,911	81,072	237,172
Total revenues	35,478	821,817	588,068	2,494,296

Cost of operations
Film rentals and advertising	8,257	254,911	165,262	759,693
Concession supplies	2,688	51,573	39,879	157,361
Salaries and wages	20,181	103,270	116,589	308,316
Facility lease expense	67,047	87,436	214,490	262,529
Utilities and other	43,412	123,877	178,806	357,210
General and administrative expenses	29,625	44,113	97,645	125,054
Depreciation and amortization	62,543	67,760	191,380	196,795
Impairment of long-lived assets	24,595	27,304	41,214	45,382
Restructuring costs	524	—	20,062	—
Loss on disposal of assets and other	(13,327)	2,453	(10,997)	8,057
Total cost of operations	245,545	762,697	1,054,330	2,220,397

Operating income (loss)	(210,067)	59,120	(466,262)	273,899

Other income (expense)
Interest expense	(32,235)	(24,967)	(87,942)	(75,037)
Interest income	1,322	3,897	4,208	10,042
Foreign currency exchange gain (loss)	(2,251)	(4,406)	(6,183)	(4,785)
Distributions from NCM	1,061	2,474	6,975	9,168
Interest expense - NCM	(5,901)	(4,666)	(17,726)	(14,180)
Equity in income (loss) of affiliates	(16,077)	15,139	(27,711)	33,982
Total other expense	(54,081)	(12,529)	(128,379)	(40,810)

Income (loss) before income taxes	(264,148)	46,591	(594,641)	233,089
Income taxes	(119,273)	14,193	(220,287)	64,615
Net income (loss)	$(144,875)	$32,398	$(374,354)	$168,474
Less: Net income (loss) attributable to noncontrolling interests	(444)	602	(702)	1,957
Net income (loss) attributable to Cinemark USA, Inc.	$(144,431)	$31,796	$(373,652)	$166,517

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(144,875)	$32,398	$(374,354)	$168,474
Other comprehensive income (loss), net of tax
Unrealized gain (loss) due to fair value adjustments on interest rate swap agreements, net of taxes of $5,677, $417, $3,696 and $3,391, net of settlements	6,528	(1,291)	(16,794)	(10,504)
Other comprehensive loss in equity method investments	—	(49)	—	(142)
Foreign currency translation adjustments	(1,503)	(25,408)	(62,830)	(19,728)
Total other comprehensive loss, net of tax	5,025	(26,748)	(79,624)	(30,374)
Total comprehensive income (loss), net of tax	(139,850)	5,650	(453,978)	138,100
Comprehensive (income) loss attributable to noncontrolling interests	444	(602)	702	(1,957)
Comprehensive income (loss) attributable to Cinemark USA, Inc.	$(139,406)	$5,048	$(453,276)	$136,143

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net income (loss)	$(374,354)	$168,474
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation	187,748	193,032
Amortization of intangible and other assets	3,632	3,763
Amortization of debt issue costs	4,638	3,983
Amortization of NCM screen advertising advances and other deferred revenues	(23,647)	(12,203)
Amortization of accumulated losses for amended swap agreements	5,338	—
Interest accrued on NCM screen advertising advances	17,726	—
Impairment of long-lived assets	41,214	45,382
Share based awards compensation expense	12,172	9,799
(Gain) loss on disposal of assets and other	(10,997)	8,057
Non-cash rent expense	1,649	(3,252)
Equity in (income) loss of affiliates	27,711	(33,982)
Deferred income tax expenses	(29,941)	(5,314)
Distributions from equity investees	25,430	28,163
Changes in assets and liabilities and other	(60,727)	(9,392)
Net cash provided by (used for) operating activities	(172,408)	396,510

Investing activities
Additions to theatre properties and equipment	(67,618)	(186,512)
Acquisition of U.S. theatres, net of cash acquired	—	(10,170)
Proceeds from sale of theatre properties and equipment and other	212	377
Investment in joint ventures and other, net	(50)	—
Net cash used for investing activities	(67,456)	(196,305)

Financing activities
Dividends paid to parent	(42,000)	(118,825)
Payroll taxes paid as a result of stock withholdings	(2,865)	(2,247)
Proceeds from other borrowings	257,167	—
Repayments of long-term debt	(4,947)	(4,947)
Payment of debt issue costs	(7,859)	—
Payments on finance leases	(11,497)	(10,830)
Other	(392)	(1,588)
Net cash provided by (used for) financing activities	187,607	(138,437)

Effect of exchange rate changes on cash and cash equivalents	(5,002)	(5,296)

Increase in cash and cash equivalents	(57,259)	56,472

Cash and cash equivalents:
Beginning of period	488,215	426,216
End of period	$430,956	$482,688

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

These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2019, included in the Annual Report on Form 10-K filed February 21, 2020 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be achieved for the full year.

2.	Impact of COVID-19

The outbreak of the COVID-19 pandemic has had an unprecedented impact on the world and the movie exhibition industry. The social and economic effects are widespread, and the situation continues to evolve. As a movie exhibitor that operates spaces where patrons gather in close proximity, the Company has been, and continues to be, significantly impacted by protective actions taken by governmental authorities to control the spread of the pandemic. To comply with government mandates at the initial outbreak of the COVID-19 pandemic, the Company temporarily closed all of its theatres in the U.S. and Latin America effective March 17, 2020 and March 18, 2020, respectively. In conjunction with the temporary closure of its theatres in March 2020, the Company implemented temporary personnel and salary reductions, halted non-essential operating and capital expenditures, and negotiated modified timing and/or abatement of contractual payments with landlords and other major suppliers until its theatres reopened.  In addition, the Company suspended its quarterly dividend.

As of September 30, 2020, the Company had reopened 252 of its domestic theatres and 15 of its international theatres showing limited volume of new releases along with library content during reduced operating hours.  While some staffing has been brought back to pre-COVID-19 levels given the theatre reopenings, the Company continues to maintain a temporary reduction in staffing while limiting capital expenditures to essential activities and projects.  The Company also continues to work with landlords and other vendors on extended or modified contractual payment terms while evaluating the status of the COVID-19 pandemic and local government regulations in assessing its plans to reopen its remaining theatres.

The Company’s focus on maintaining a healthy balance sheet and low leverage allowed it to enter the global COVID-19 crisis in a strong financial position. Based on the Company’s current level of operations, it believes that it has sufficient cash to sustain operations until late 2021, which would extend into 2022 when considering the additional income tax benefits discussed below. Nonetheless, the COVID-19 pandemic has had, and may continue to have, adverse effects on the Company’s business, results of operations, cash flows, financial condition, access to credit markets and ability to service existing and future indebtedness, some of which may be significant.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Health and Safety Protocols

The Company has implemented health and safety protocols in its theatres as a result of the pandemic for the safety of its employees and guests including, but not limited to, the following:

•	staggering showtimes and limiting capacities to maximize physical distancing
•	instituting a seat buffering technology to ensure social distancing within the auditorium
•	requiring face masks for all guests within the theater, which may only be removed for eating and drinking in the auditoriums
•	implementing stringent disinfecting and sanitizing protocols and providing ample supplies of hand sanitizer and seat wipes for patrons
•	delivering an abundant supply of fresh outdoor air, maintaining optimal air circulation and eliminating potential pollutants through filtration
•	encouraging contactless transactions
•	requiring that employees receive special training, participate in wellness check-ins and use personal protective wear, including face masks and gloves

With these comprehensive health and safety protocols in place, we believe we can more safely operate theaters while prioritizing the health of employees, guests and communities. The Company will continue to evolve these protocols based on changes to recommendations by local authorities throughout the region, as well as based on the Company’s experience as it reopens theatres domestically and throughout Latin America.

Restructuring Charges

  In addition to the Company’s initial actions in response to the COVID-19 pandemic discussed above, during June 2020, Company management approved and announced a restructuring plan to realign its operations creating a more efficient cost structure (referred to herein as the “2020 Restructuring Plan”).  The 2020 Restructuring Plan primarily includes a permanent headcount reduction at its domestic corporate office and the permanent closure of 14 domestic and 7 international theatres.  The Company recorded $524 and $20,062 in restructuring costs on the condensed consolidated statement of income for the three and nine months ended September 30, 2020, respectively.  The following table summarizes the costs of the 2020 Restructuring Plan, payments made, noncash write-offs and the remaining liability at September 30, 2020:

	U.S. Operating Segment			International Operating Segment			Consolidated
	Employee-related Costs	Facility Closure Costs	Total Charges	Employee-related Costs	Facility Closure Costs	Total Charges	Employee-related Costs	Facility Closure Costs	Total Charges
Restructuring charges during the three months ended June 30, 2020	$8,955	$7,589	$16,544	$163	$2,831	$2,994	$9,118	$10,420	$19,538
Amounts paid	(90)	(482)	(572)	—	(42)	(42)	(90)	(524)	(614)
Noncash write-offs	—	88	88	—	(2,374)	(2,374)	—	(2,286)	(2,286)
Reserve balance at June 30, 2020	$8,865	$7,195	$16,060	$163	$415	$578	$9,028	$7,610	$16,638
Restructuring charges during the three months ended September 30, 2020 (1)	—	154	154	17	353	370	17	507	524
Amounts paid	(6,521)	(436)	(6,957)	(180)	(313)	(493)	(6,701)	(749)	(7,450)
Noncash write-offs	—	47	47	—	(129)	(129)	—	(82)	(82)
Reserve balance at September 30, 2020	$2,344	$6,960	$9,304	$—	$326	$326	$2,344	$7,286	$9,630

The unpaid and accrued restructuring costs of $9,630 are reflected in accounts payable and accrued expenses on the condensed consolidated balance sheet as of September 30, 2020.

Income Tax Considerations

The Company has elected to take advantage of certain tax-related benefits available under the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) signed into U.S. federal law on March 27, 2020. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss (“NOL”) utilization and carryback periods, modifications to the net interest deduction limitations and a technical correction to the

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

2017 Tax Cuts and Jobs Act, which makes certain qualified improvement property eligible for bonus depreciation. Per the provisions of the CARES Act, the Company has deferred payment of certain employer payroll taxes for 2020 and has recorded payroll tax credits for expenses related to paying wages and health benefits to employees who were not working as a result of closures and reduced receipts associated with COVID-19.

An income tax benefit of $(119,273) was recorded for the third quarter of 2020 compared to income tax expense of $14,193 for the third quarter of 2019 on book (loss)/income of $(264,148) and $46,591, respectively. The effective tax rate was approximately 45.2% for the third quarter of 2020 compared to 30.5% for the third quarter of 2019. The Company’s 2020 effective tax rate was positively impacted by provisions in the CARES Act that allow for net operating losses originating in 2018, 2019 or 2020 to be carried back to earlier tax years, many of which had a 35% corporate tax rate.   As a result of the pandemic, Cinemark has incurred significant U.S. losses, which the Company is carrying back to prior years.  The Company recorded an income tax benefit of $(220,287) for the nine months ended September 30, 2020 with regard to U.S. operating losses, tax losses with respect to investments in foreign subsidiaries and a write down of certain intercompany receivables associated with the Company’s foreign subsidiaries.  The Company has recorded an income tax receivable of $84,105 as of September 30, 2020 and received cash tax refunds of $115,769 during the nine months ended September 30, 2020.

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

ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”).  In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was within the scope of those models before the adoption of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and treasury stock method will be no longer available. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

4.	Lease Accounting

Lease Deferrals and Abatements

Upon the temporary closure of theatres in March 2020, the Company initiated discussions with landlords to negotiate the deferral of rent and other lease-related payments while theatres remained closed.  These discussions and negotiations have remained ongoing as the Company continues to be impacted by the COVID-19 pandemic.  The amendments signed with the landlords involve varying concessions, including the abatement of rent payments during closure, deferral of all or a portion of rent payments to later periods and deferrals of rent payments to later periods combined with an early exercise of an existing renewal option or extension of the lease term.  In some cases, the Company is entitled to rent-free periods while theatres remain closed in certain locations due to local regulations.  Total payments deferred as of September 30, 2020 were approximately $62,559 and are included in accounts payable and accrued expenses in the condensed consolidated balance sheet.

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

The Company elected to not remeasure the related lease liabilities and right-of-use assets for those leases where the concessions and deferrals did not result in a significant change in total payments under the lease and where the remaining lease term did not change as a result of the negotiation.   For those leases that were renewed or extended as a result of the negotiation to defer rent payments, the Company recalculated the related lease liability and right-of-use asset based on the new terms.  During the three and nine months ended September 30, 2020, the Company did not recognize a material amount of negative lease expense related to rent abatement concessions.

The following table represents the Company’s aggregate lease costs, by lease classification, for the periods presented.

		Three Months Ended		Nine Months Ended
		September 30		September 30
Lease Cost	Classification	2020	2019	2020	2019
Operating lease costs
Equipment (1)	Utilities and other	$823	$1,569	$2,495	$5,173
Real Estate (2)(3)	Facility lease expense	65,970	88,149	211,088	262,783
Total operating lease costs		$66,793	$89,718	$213,583	$267,956

Finance lease costs
Amortization of leased assets	Depreciation and amortization	$3,665	$3,703	$11,052	$11,182
Interest on lease liabilities	Interest expense	1,725	1,922	5,333	5,927
Total finance lease costs		$5,390	$5,625	$16,385	$17,109
(1)

Includes approximately $(267) and $452 of short-term lease payments for the three months ended September 30, 2020 and 2019, respectively.  Includes approximately $(839) and $1,808 of short-term lease payments for the nine months ended September 30, 2020 and 2019, respectively.  The amounts for the three and nine months ended September 30, 2020 were impacted by i) a decrease in short term lease payments while theatres were closed and ii) rent abatements on leases that were not recalculated in accordance with the FASB guidance discussed above, which resulted in variable rent credits in the amount of the rent abatements.

(2)

Includes approximately $(191) and $18,591 of variable lease payments based on a change in index, such as CPI or inflation, variable payments based on revenues or attendance and variable common area maintenance costs for the three months ended September 30, 2020 and 2019, respectively.  Includes approximately $9,146 and $54,209 of variable lease payments based on a change in index, such as CPI or inflation, variable payments based on revenues or attendance and variable common area maintenance costs for the nine months ended September 30, 2020 and 2019.  The amounts for the three and nine months ended September 30, 2020 were impacted by rent abatements on leases that were not recalculated in accordance with the FASB guidance discussed above, which resulted in variable rent credits in the amount of the rent abatements.

(3)

Approximately $335 and $400 of lease payments are included in general and administrative expenses primarily related to office leases for the three months ended September 30, 2020 and 2019, respectively.  Approximately $1,122 and $1,184 of lease payments are included in general and administrative expenses primarily related to office leases for the nine months ended September 30, 2020 and 2019, respectively.

The following table represents the minimum cash lease payments included in the measurement of lease liabilities and the non-cash addition of assets for the periods indicated.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

	Nine Months Ended
	September 30,
Other Information	2020	2019
Contractual cash payments included in the measurement of lease liabilities(1)
Cash outflows for operating leases	$205,276	$ 211,940
Cash outflows for finance leases - operating activities	$5,304	$5,756
Cash outflows for finance leases - financing activities	$11,497	$ 10,830
Non-cash amount of leased assets obtained in exchange for:
Operating lease liabilities - real estate	$84,209	$53,526
Operating lease liabilities - equipment	$32	$668
Finance lease liabilities	$—	$—
(1)

As discussed above at Lease Deferrals and Abatements, the Company negotiated certain lease amendments to defer and/or abate contractual payments as a result of the COVID-19 pandemic and temporary closure of theatres.  In accordance with FASB Staff guidance, the Company did not recalculate lease liabilities and right of use assets for amendments that did not result in a substantial increase in the rights of the lessor or the obligations of the lessee.  Contractual payment amounts for the nine months ended September 30, 2020 above are prior to the impact of deferred or abated rent amounts.

As of September 30, 2020, the Company had signed lease agreements with total noncancelable lease payments of approximately $220,417 related to theatre leases that had not yet commenced.  The timing of lease commencement is dependent on the completion of construction of the related theatre facility.  Additionally, these amounts are based on estimated square footage and costs to construct each facility and may be subject to adjustment upon final completion of each construction project.  In accordance with ASC Topic 842, fixed minimum lease payments related to these theatres are not included in the right-of-use assets and lease liabilities as of September 30, 2020.  There were no noncancelable lease agreements signed, but not yet commenced, related to equipment leases as of September 30, 2020.

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

Accounts receivable as of September 30, 2020 and December 31, 2019 included approximately $6,162 and $31,620 of receivables, respectively, related to contracts with customers.  The Company did not record any assets related to the costs to obtain or fulfill a contract with customers during the nine months ended September 30, 2020 or September 30, 2019.

Disaggregation of Revenue

The following tables present revenues for the three and nine months ended September 30, 2020 and 2019, disaggregated based on major type of good or service and by reportable operating segment and disaggregated based on timing of revenue recognition.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

	Three Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2020
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
Major Goods/Services	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Admissions revenues	$14,794	$107	$14,901	$247,157	$60,243	$307,400
Concession revenues	8,861	255	9,116	161,674	37,922	199,596
Screen advertising, screen rental and promotional revenues (2)	9,227	513	9,740	35,319	13,437	48,756
Other revenues	1,527	194	1,721	25,857	6,459	32,316
Total revenues	$34,409	$1,069	$35,478	$470,007	$118,061	$588,068

	Three Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2019
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
Major Goods/Services	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Admissions revenues	$351,122	$103,307	$454,429	$1,066,884	$304,157	$1,371,041
Concession revenues	230,415	59,062	289,477	704,727	181,356	886,083
Screen advertising, screen rental and promotional revenues	21,114	16,448	37,562	63,996	49,587	113,583
Other revenues	30,394	9,955	40,349	95,180	28,409	123,589
Total revenues	$633,045	$188,772	$821,817	$1,930,787	$563,509	$2,494,296

	Three Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2020
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
Timing of Recognition	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$24,945	$352	$25,297	$426,476	$101,681	$528,157
Goods and services transferred over time (2)	9,464	717	10,181	43,531	16,380	59,911
Total	$34,409	$1,069	$35,478	$470,007	$118,061	$588,068

	Three Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2019
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
Timing of Recognition	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$610,063	$169,171	$779,234	$1,860,828	$504,702	$2,365,530
Goods and services transferred over time	22,982	19,601	42,583	69,959	58,807	128,766
Total	$633,045	$188,772	$821,817	$1,930,787	$563,509	$2,494,296

(1)	U.S. segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 16 for additional information on intercompany eliminations.
(2)	Amount includes amortization of NCM screen advertising advances. See Deferred Revenues below.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Deferred Revenues

The following table presents changes in the Company’s advances and deferred revenues for the nine months ended September 30, 2020.

	NCM screen advertising advances (1)	Other Deferred Revenues (2)	Total
Balance at January 1, 2020	$348,354	$138,426	$486,780
Amounts recognized as accounts receivable	—	2,788	2,788
Cash received from customers in advance	—	45,933	45,933
Common units received from NCM (see Note 9)	3,620	—	3,620
Interest accrued related to significant financing component	17,726	—	17,726
Revenue recognized during period	(23,463)	(44,714)	(68,177)
Foreign currency translation adjustments	—	(2,022)	(2,022)
Balance at September 30, 2020	$346,237	$140,411	$486,648
(1)	See Note 8 for the maturity of balance as of September 30, 2020.
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

The table below summarizes the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of September 30, 2020 and when the Company expects to recognize this revenue.

	Twelve Months Ended September 30,
Remaining Performance Obligations	2021	2022	2023	2024	2025	Thereafter	Total
Other Deferred revenue	$125,429	$14,936	$46	$—	$—	$—	$140,411

6.	Long Term Debt Activity

Senior Secured Credit Facility

Cinemark USA, Inc. has a senior secured credit facility that includes a $700,000 term loan and a $100,000 revolving credit line (the “Credit Agreement”).  On March 25, 2020, the Company borrowed $98,800 under the revolving credit line of the Credit Agreement, which was repaid on September 30, 2020.

As of September 30, 2020, there was $641,381 outstanding under the term loan and no borrowings were outstanding under the revolving credit line.   As of September 30, 2020, approximately $100,000 was available for borrowing under the revolving credit line. Quarterly principal payments of $1,649 are due on the term loan through December 31, 2024, with a final principal payment of $613,351 due on March 29, 2025.  The revolving credit line matures November 28, 2022.

The average interest rate applicable to outstanding term loan borrowings under the Credit Agreement at September 30, 2020 was approximately 3.4 % per annum, after giving effect to the interest rate swap agreements discussed below.

On April 17, 2020, in conjunction with the issuance of the 8.750% Secured Notes discussed below, the Company obtained a waiver of the leverage covenant, which applies when amounts are outstanding under the revolving line of credit, from the majority of revolving lenders under the Credit Agreement for the fiscal quarters ending September 30, 2020 and December 31, 2020.

On August 21, 2020, the Company further amended the waiver of the leverage covenant to extend through the fiscal quarter ending September 30, 2021.  The amendment also i) modifies the leverage covenant calculation beginning with the calculation for the trailing twelve-month period ended December 31, 2021, ii) for purposes of testing the consolidated net senior secured leverage ratio for the fiscal quarters ending on December 31, 2021, March 31, 2022 and June 30, 2022, permits the Company to substitute Consolidated EBITDA for the first three fiscal quarters of 2019 in lieu of Consolidated EBITDA for the corresponding fiscal quarters of 2021, (iii) modifies the restrictions imposed by the covenant waiver and (iv) makes such other changes to permit the issuance of 4.50% Convertible Senior Notes by our parent company, Cinemark Holdings, Inc. that occurred on August 21, 2020.

8.750% Secured Notes

On April 20, 2020, Cinemark USA, Inc. issued $250,000 8.750% senior secured notes (the “8.750% Secured Notes”).  The 8.750% Secured Notes will mature on May 1, 2025; provided, however, that if (i) on September 13, 2022, the aggregate outstanding principal amount of the 5.125% Senior Notes that shall not have been purchased, repurchased, redeemed, defeased or otherwise

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

acquired, retired, cancelled or discharged exceeds $50,000, the 8.750% Secured Notes will mature on September 14, 2022 and (ii) on February 27, 2023, the aggregate outstanding principal amount of the 4.875% Senior Notes that shall not have been purchased, repurchased, redeemed, defeased or otherwise acquired, retired, cancelled or discharged exceeds $50,000, the 8.750% Secured Notes will mature on February 28, 2023. Interest on the 8.750% Secured Notes will be payable on May 1 and November 1 of each year, beginning on November 1, 2020.

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

Additional Borrowings of International Subsidiaries

During May 2020, the Company’s subsidiary in Peru borrowed the USD equivalent of approximately $2,811 under a loan that bears interest at approximately 1%. Principal payments are due monthly beginning in July 2021 through June 2023.  Accrued and unpaid interest is to be paid when principal payments are due.  The Company is subject to certain customary negative covenants under the loan.

During May, June and September 2020, the Company’s subsidiary in Colombia borrowed the USD equivalent of approximately $4,357 under three variable rate loans. Aggregate principal payments are due monthly beginning in December 2020 through September 2025.  Accrued and unpaid interest is to be paid when principal payments are due.  The variable interest rates on the loans ranged from approximately 7.0% to 9.0% as of September 30, 2020.  The Company is subject to certain customary negative covenants and ratio covenants under the loans.

Interest Rate Swap Agreements

Effective March 31, 2020, the Company amended and extended its three existing interest rate swap agreements and entered into a fourth interest rate swap agreement, all of which are used to hedge a portion of the interest rate risk associated with the variable interest rates on the Company’s term loan debt and qualify for cash flow hedge accounting. Below is a summary of the Company’s interest rate swap agreements designated as cash flow hedges as of September 30, 2020:

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

					Estimated
					Fair Value at
Notional					September 30,
Amount	Effective Date	Pay Rate	Receive Rate	Expiration Date	2020 (1)
$137,500	December 31, 2018	2.12%	1-Month LIBOR	December 31, 2024	$10,719
$175,000	December 31, 2018	2.12%	1-Month LIBOR	December 31, 2024	13,647
$137,500	December 31, 2018	2.19%	1-Month LIBOR	December 31, 2024	11,192
$150,000	March 31, 2020	0.57%	1-Month LIBOR	March 31, 2022	926
				Total	$36,484
(1)

Approximately $9,763 of the total is included in accounts payable and accrued expenses and $26,721 is included in other long-term liabilities on the condensed consolidated balance sheet as of September 30, 2020.

  Upon amending the interest rate swap agreements effective March 31,2020, the Company determined that the interest payments hedged with the agreements are still probable to occur, therefore the loss that accumulated on the swaps prior to the amendments of $29,359 is being amortized to interest expense through December 31, 2022, the original maturity dates of the swaps.   Approximately $2,669 and $5,338 was recorded in amortization of accumulated losses for amended swaps in the condensed consolidated income statement for the three and nine months ended September 30, 2020, respectively.

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

Fair Value of Long-Term Debt

The Company estimates the fair value of its long-term debt using the market approach, which utilizes quoted market prices that fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by ASC 820, Fair Value Measurement (“ASC Topic 820”). The carrying value of the Company’s long-term debt was $2,052,276 and $1,801,327 as of September 30, 2020 and December 31, 2019, respectively, excluding unamortized debt discounts and debt issue costs. The fair value of the Company’s long-term debt was $1,839,691 and $1,826,503 as of September 30, 2020 and December 31, 2019, respectively.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

7.	Equity

Below is a summary of changes in stockholders’ equity attributable to Cinemark USA, Inc., noncontrolling interests and total equity for the  three and nine months ended September 30, 2020 and 2019:

	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Cinemark USA, Inc. Stockholder's Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2020	$—	$49,543	$(24,233)	$1,291,618	$484,883	$(340,112)	$1,461,699	$12,508	$1,474,207
Share based awards compensation expense	—	—	—	3,882	—	—	3,882	—	3,882
Dividends paid to parent	—	—	—	—	(42,000)	—	(42,000)	—	(42,000)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(392)	(392)
Net income (loss)	—	—	—	—	(59,270)	—	(59,270)	169	(59,101)
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes, net of settlements	—	—	—	—	—	(24,171)	(24,171)		(24,171)
Foreign currency translation adjustments	—	—	—	—	—	(57,625)	(57,625)	—	(57,625)
Balance at March 31, 2020	$—	$49,543	$(24,233)	$1,295,500	$383,613	$(421,908)	$1,282,515	$12,285	$1,294,800
Share based awards compensation expense	—	—	—	4,092	—	—	4,092	—	4,092
Net loss	—	—	—	—	(169,951)	—	(169,951)	(427)	(170,378)
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes, net of settlements	—	—	—	—	—	849	849	—	849
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	2,669	2,669	—	2,669
Foreign currency translation adjustments	—	—	—	—	—	(3,702)	(3,702)	—	(3,702)
Balance at June 30, 2020	$—	$49,543	$(24,233)	$1,299,593	$213,662	$(422,092)	$1,116,473	$11,859	$1,128,332
Share based awards compensation expense	—	—	—	4,198	—	—	4,198	—	4,198
Net loss	—	—	—	—	(144,431)	—	(144,431)	(444)	(144,875)
Unrealized gain to fair value adjustments on interest rate swap agreements, net of taxes, net of settlements	—	—	—	—	—	6,528	6,528	—	6,528
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	2,669	2,669	—	2,669
Foreign currency translation adjustments	—	—	—	—	—	(1,503)	(1,503)	—	(1,503)
Balance at September 30, 2020	$—	$49,543	$(24,233)	$1,303,791	$69,231	$(414,398)	$983,934	$11,415	$995,349

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Cinemark USA, Inc. Stockholder's Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2019	$—	$49,543	$(24,233)	$1,277,921	$480,580	$(319,007)	$1,464,804	$12,379	$1,477,183
Cumulative effect of change in accounting principle, net of taxes of $6,054	—	—	—	—	16,985	—	16,985	—	16,985
Share based awards compensation expense	—	—	—	2,743	—	—	2,743	—	2,743
Dividends paid to parent	—	—	—	—	(39,575)	—	(39,575)	—	(39,575)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(1,000)	(1,000)
Net income	—	—	—	—	33,177	—	33,177	465	33,642
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes, net of settlements	—	—	—	—	—	(3,311)	(3,311)	—	(3,311)
Other comprehensive loss in equity method investees	—	—	—	—	—	(71)	(71)	—	(71)
Foreign currency translation adjustments	—	—	—	—	—	755	755	—	755
Balance at March 31, 2019	$—	$49,543	$(24,233)	$1,280,664	$491,167	$(321,634)	$1,475,507	$11,844	$1,487,351
Share based awards compensation expense	—	—	—	3,447	—	—	3,447	—	3,447
Dividends paid to parent	—	—	—	—	(39,600)	—	(39,600)	—	(39,600)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(294)	(294)
Net income	—	—	—	—	101,544	—	101,544	890	102,434
Other comprehensive loss in equity method investees	—	—	—	—		(22)	(22)	—	(22)
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes, net of settlements	—	—	—	—	—	(5,902)	(5,902)	—	(5,902)
Foreign currency translation adjustments	—	—	—	—	—	4,925	4,925	—	4,925
Balance at June 30, 2019	$—	$49,543	$(24,233)	$1,284,111	$553,111	$(322,633)	$1,539,899	$12,440	$1,552,339
Share based awards compensation expense	—	—	—	3,609	—	—	3,609	—	3,609
Dividends paid to parent	—	—	—	—	(39,650)	—	(39,650)	—	(39,650)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(294)	(294)
Net income	—	—	—	—	31,796	—	31,796	602	32,398
Other comprehensive loss in equity method investees	—	—	—	—	—	(49)	(49)	—	(49)
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes, net of settlements	—	—	—	—	—	(1,291)	(1,291)	—	(1,291)
Foreign currency translation adjustments	—	—	—	—	—	(25,408)	(25,408)		(25,408)
Balance at September 30, 2019	$—	$49,543	$(24,233)	$1,287,720	$545,257	$(349,381)	$1,508,906	$12,748	$1,521,654

8.	National CineMedia

Below is a summary of activity with NCM included in the Company’s condensed consolidated financial statements:

	Investment in NCM	NCM Screen Advertising Advances	Distributions from NCM	Equity in Loss	Other Revenue	Interest Expense - NCM	Cash Received
Balance as of January 1, 2020	$265,792	$(348,354)
Receipt of common units due to annual common unit adjustment ("CUA")	3,620	(3,620)	$—	$—	$—	$—	$—
Screen rental revenues earned under ESA (1)	—	—	—	—	(4,209)	—	4,209
Interest accrued related to significant financing component	—	(17,726)	—	—	—	17,726	—
Receipt of excess cash distributions	(14,168)	—	(6,975)	—	—	—	21,143
Equity in loss	(4,810)	—	—	4,810	—	—	—
Amortization of screen advertising advances	—	23,463	—	—	(23,463)	—	—
Balance as of and for the nine months ended September 30, 2020	$250,434	$(346,237)	$(6,975)	$4,810	$(27,672)	$17,726	$25,352

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

(1)

Amounts include the per patron and per digital screen theatre access fees due to the Company, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire of approximately $2,243.

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

During March 2020, NCM performed its annual common unit adjustment calculation under the Common Unit Adjustment Agreement. As a result of the calculation the Company received an additional 1,112,368 common units of NCM, each of which is convertible into one share of NCMI common stock. The Company recorded the additional common units received at estimated fair value with a corresponding adjustment to NCM screen advertising advances of approximately $3,620. The fair value of the common units received was estimated based on the market price of NCMI common stock at the time the common units were determined, adjusted for volatility associated with the estimated time period it would take to convert the common units and register the respective shares.

As of September 30, 2020, the Company owned a total of 40,850,068 common units of NCM, representing an ownership interest of approximately 25%. Each of the Company’s common units in NCM is convertible into one share of NCM, Inc. common stock.  As of September 30, 2020, the estimated fair value of the Company’s investment in NCM was approximately $111,112 based on NCM, Inc.’s stock price as of September 30, 2020 of $2.72 per share (Level 1 input as defined in FASB ASC Topic 820), which was below the Company’s carrying value of $250,434.  The market value of NCM, Inc.’s stock price may vary due to the performance of the business, industry trends, general and economic conditions and other factors, including those resulting from the impact of COVID-19 (see Note 2).  The Company does not believe that the decline in NCM, Inc.’s stock price is other than temporary as the Company and other industry participants, who are also members of the NCM network, have reopened some theatres and will continue to reopen theatres as local government restrictions allow.  The Company expects the industry to recover gradually over time.  Therefore, no impairment of the Company’s investment in NCM was recorded during the three and nine months ended September 30, 2020.

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

The recognition of revenue related to the NCM screen advertising advances will be recorded on a straight-line basis through February 2041.

	Twelve Months Ended September 30,
Remaining Maturity	2021	2022	2023	2024	2025	Thereafter	Total
NCM screen advertising advances	$8,131	$8,693	$9,295	$9,940	$10,630	$299,548	$346,237

Significant Financing Component

Prior to the September 17, 2019 amendment of the ESA, the Company applied a significant financing component, as required by ASC Topic 606, due to the significant length of time between receiving the NCM screen advertising advances (the $174,000 received at the NCMI IPO and the periodic common unit adjustments) and completion of the performance obligation. Effective September 17, 2019, upon the Company’s evaluation and determination that ASC Topic 842 applies to the amended ESA, the Company determined it acceptable to apply the significant financing component guidance from ASC Topic 606 by analogy as the economic substance of the agreement represents a financing arrangement. As a result of the significant financing component, the Company recognized incremental screen rental revenue and an offsetting interest expense of $23,463 and $17,726, respectively, during the nine months ended September 30, 2020. The interest expense was calculated using the Company’s incremental borrowing rates at the time when the cash was received from the NCMI IPO and each tranche of common units was received from NCM, which ranged from 4.4% to 8.3%.

NCM Financial Information

Below is summary financial information for NCM for the periods indicated:

	Three Months Ended	Three Months ended	Nine Months Ended	Nine Months Ended
	September 24, 2020	September 26, 2019	September 24, 2020	September 26, 2019
Gross revenues	$6,000	$110,513	$74,700	$297,613
Operating income (loss)	$(20,073)	$39,349	$(38,973)	$87,949
Net income (loss)	$(34,950)	$25,307	$(81,350)	$45,907

	As of	As of
	September 24, 2020	December 26, 2019
Current assets	$170,749	$185,400
Noncurrent assets	$693,018	$706,600
Current liabilities	$47,153	$125,500
Noncurrent liabilities	$1,073,742	$947,800
Members deficit	$(257,128)	$(181,300)

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

9.	Other Investments

Below is a summary of activity for each of the Company’s other investments for the nine months ended September 30, 2020:

	DCIP	AC JV, LLC	DCDC	FE Concepts	Other	Total
Balance at January 1, 2020	$124,696	$5,022	$3,169	$19,519	$2,879	$155,285
Cash distributions received	(10,383)	—	(878)	—	—	(11,261)
Equity loss	(20,083)	(618)	(1,197)	(1,003)	—	(22,901)
Other	50	—	—	—	(2,584)	(2,534)
Balance at September 30, 2020	$94,280	$4,404	$1,094	$18,516	$295	$118,589

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

As of September 30, 2020, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting.

Below is summary financial information for DCIP for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Gross revenues	$1,084	$40,200	$20,809	$125,869
Operating income (loss)	$(29,878)	$22,617	$(72,422)	$73,396
Net income (loss)	$(30,554)	$22,362	$(79,660)	$69,323

	As of
	September 30, 2020	December 31, 2019
Current assets	$28,299	$51,382
Noncurrent assets	$461,276	$581,547
Current liabilities	$58,375	$70,515
Noncurrent liabilities	$710	$190
Members' equity	$430,490	$562,224

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

As of September 30, 2020, the Company had 3,812 digital projection systems being leased under the master equipment lease agreement with Kasima LLC, which is an indirect subsidiary of DCIP and a related party to the Company. The Company had the following transactions with DCIP, reflected in utilities and other costs on the condensed consolidated statements of income, during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Equipment lease payments (1)	$346	$1,105	$1,384	$3,357
Warranty reimbursements from DCIP	$—	$(2,953)	$(3,123)	$(8,842)
Management service fees	$—	$128	$84	$438
(1)

The Company negotiated an abatement of lease payments during the temporary closure of its theatres as a result of the COVID-19 pandemic.  The Company did not remeasure its lease liabilities and lease right-of-use assets as a result of these negotiations in accordance with FASB guidance.  See further discussion at Note 4.

AC JV, LLC

During December 2013, the Company, Regal, AMC (the “AC Founding Members”) and NCM entered into a series of agreements that resulted in the formation of AC JV, LLC (“AC”), a joint venture that owns “Fathom Events” formerly operated by NCM.  The Fathom Events business focuses on the marketing and distribution of live and pre-recorded entertainment programming to various theatre operators, including concerts, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. The Company paid event fees to AC of $2,258 and $10,332 for the nine months ended September 30, 2020 and 2019, respectively, which are included in film rentals and advertising costs on the condensed consolidated statements of income. The Company accounts for its investment in AC under the equity method of accounting.

Digital Cinema Distribution Coalition

Digital Cinema Distribution Coalition (“DCDC”) is a joint venture among the Company, Universal, Warner Bros., AMC and Regal.  DCDC operates a satellite distribution network that distributes all digital content to U.S. theatres via satellite. The Company has an approximate 14.6% ownership in DCDC. The Company paid approximately $208 and $703 to DCDC during the nine months ended September 30, 2020 and 2019, respectively, related to content delivery services provided by DCDC.  These fees are included in film rentals and advertising costs on the condensed consolidated statements of income. The Company accounts for its investment in DCDC under the equity method of accounting.

FE Concepts, LLC

During April 2018, the Company, through its wholly-owned indirect subsidiary CNMK Texas Properties, LLC (“CNMK”), formed a joint venture, FE Concepts, LLC (“FE Concepts”) with AWSR Investments, LLC (“AWSR”), an entity owned by Lee Roy Mitchell and Tandy Mitchell.  FE Concepts operates a family entertainment center that offers bowling, gaming, movies and other amenities that opened during December 2019.  The Company and AWSR each invested approximately $20,000 and each have a 50% voting interest in FE Concepts.  The Company accounts for its investment in FE Concepts under the equity method of accounting.  The Company has a theatre services agreement with FE Concepts under which it provides film booking and equipment monitoring services. The Company recorded $3 and $19 of theatre services revenue under the agreement during the three and nine months ended September 30, 2020, respectively.

Additional Considerations

Each of the investments above have been adversely impacted by the COVID-19 pandemic (see Note 2) due to the temporary closure of theatres across the U.S.  The Company does not believe that any resulting decline in value of the underlying investments is other than temporary as the Company and other industry participants, who also have equity ownership interests in certain of the above investments, have reopened some theatres and will continue to reopen theatres as local government restrictions allow. The Company expects the industry to recover gradually over time.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

10.	Share Based Awards

Restricted Stock – During the nine months ended September 30, 2020, Cinemark Holdings, Inc. granted 1,045,885 shares of restricted stock to its directors and employees of the Company. The fair value of the restricted stock granted was determined based on the market value of Cinemark Holdings, Inc.’s common stock on the dates of grant, which ranged from $8.39 to $32.12 per share. The Company assumed forfeiture rates for the restricted stock awards that ranged from 0% to 10%. The restricted stock awards vest over periods ranging from one to four years.  The recipients of restricted stock are entitled to receive non-forfeitable dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

Below is a summary of restricted stock activity for the nine months ended September 30, 2020:

	Shares of	Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2020	783,823	$37.53
Granted	1,045,885	$18.35
Vested	(326,281)	$35.63
Forfeited	(56,133)	$33.63
Outstanding at September 30, 2020	1,447,294	$24.25
Unvested restricted stock at September 30, 2020	1,447,294	$24.25

	Nine Months Ended September 30,
	2020	2019
Compensation expense recognized by the Company during the period	$7,548	$6,769
Additional compensation expense recognized by Cinemark Holdings, Inc. during the period	$687	$687
Fair value of restricted shares held by Company employees that vested during the period	$8,567	$6,650
Fair value of restricted shares held by Cinemark Holdings, Inc.’s directors that vested during the period	$377	$980
Income tax benefit recognized upon vesting of restricted stock awards held by Company employees	$2,533	$1,228
Additional income tax benefit recognized upon vesting of restricted stock awards held by Cinemark Holdings, Inc.'s directors	$145	$245

As of September 30, 2020, the estimated remaining unrecognized compensation expense related to unvested restricted stock awards was $22,858, of which $22,208 will be recognized by the Company and $650 will be recognized by Cinemark Holdings, Inc.  The weighted average period over which this remaining compensation expense will be recognized is approximately two years.

Impact of 2020 Restructuring Plan - As part of the Company’s employee-related restructuring actions discussed in Note 2, the vesting period for certain share based awards will be accelerated on a pro-rata basis based upon the grant dates and each employee’s separation date.  The Company considers the accelerated vest of these awards to be a modification under ASC Topic 718 Stock Compensation.  Based on the terms of the severance agreements, the Company estimated the number of awards expected to vest at each employee’s expected separation date and revalued such awards based on the modification date, or the date on which employees were notified of the 2020 Restructuring Plan.  The modification date fair value per share was $15.95.   The Company recorded incremental compensation expense of approximately $521 related to these modifications, which is reflected in restructuring costs on the Company’s condensed consolidated income statement.

Restricted Stock Units – During the nine months ended September 30, 2020, Cinemark Holdings, Inc. granted restricted stock units representing 436,681 hypothetical shares of common stock to employees of the Company. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on an implied equity value concept that determines an internal rate of return (“IRR”) during the two fiscal year periods ending December 31, 2021

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

based on a formula utilizing a multiple of Adjusted EBITDA subject to certain adjustments as specified by the Compensation Committee prior to the grant date. The financial performance factors for the restricted stock units have a threshold, target and maximum level of payment opportunity and vest on a prorata basis according to the IRR achieved by the Company during the performance period. If the IRR for the two-year period is at least 6%, which is the threshold, one-third of the maximum restricted stock units vest. If the IRR for the two-year period is at least 8%, which is the target, two-thirds of the maximum restricted stock units vest. If the IRR for the two-year period is at least 14%, which is the maximum, 100% of the maximum restricted stock units vest. Grantees are eligible to receive a ratable portion of the common stock issuable if the IRR is within the targets previously noted. Further, as an example, if the Company achieves an IRR equal to 11%, the number of restricted stock units that shall vest will be greater than the target but less than the maximum number that would have vested had the Company achieved the highest IRR.  All restricted stock units granted during 2020 will vest subject to an additional two-year service requirement and will be paid in the form of Cinemark Holdings, Inc.’s common stock if the participant continues to provide services through the fourth anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments from the grant date if, and at the time that, the restricted stock unit awards vest.

Below is a table summarizing the potential number of shares that could vest under restricted stock unit awards granted during the nine months ended September 30, 2020 at each of the three target levels of financial performance (excluding forfeiture assumptions):

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

	Nine Months Ended September 30,
	2020	2019
Number of restricted stock unit awards that vested during the period	120,293	88,074
Fair value of restricted stock unit awards that vested during the period	$3,669	$3,550
Accumulated dividends paid upon vesting of restricted stock unit awards	$576	$375
Compensation expense recognized during the period	$4,624	$3,030
Income tax benefit recognized upon vesting of restricted stock unit awards	$215	$175

As of September 30, 2020, the estimated remaining unrecognized compensation expense related to the outstanding restricted stock unit awards was $13,559. The weighted average period over which this remaining compensation expense will be recognized is approximately two years. As of September 30, 2020, the Company had restricted stock units outstanding that represented a total of 978,591 hypothetical shares of common stock, net of forfeitures, assuming an IRR of 9.3% was achieved for the 2017 grants, an IRR of 8.6% was achieved for the 2018 grants and the maximum IRR level is achieved for all other grants outstanding.
11.	Goodwill and Other Intangible Assets

A summary of the Company’s goodwill is as follows:

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

	U.S. Operating Segment	International Operating Segment	Total
Balance at January 1, 2020 (1)	$1,182,853	$100,518	$1,283,371
Impairment	—	(16,128)	(16,128)
Foreign currency translation adjustments	—	(17,816)	(17,816)
Balance at September 30, 2020	$1,182,853	$66,574	$1,249,427

(1)	Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $27,622 for the international operating segment.
(2)	See Note 12 for discussion of impairment evaluations performed during the nine months ended September 30, 2020.

A summary of the Company’s intangible assets is as follows:

	Balance at January 1, 2020	Amortization	Other (1)	Balance at September 30, 2020
Intangible assets with finite lives:
Gross carrying amount	$85,007	$—	$(2,018)	$82,989
Accumulated amortization	(63,924)	(3,569)	—	(67,493)
Total net intangible assets with finite lives	$21,083	$(3,569)	$(2,018)	$15,496

Intangible assets with indefinite lives:
Tradename and other	300,686	—	(613)	300,073
Total intangible assets — net	$321,769	$(3,569)	$(2,631)	$315,569
(1)	Amount primarily represents foreign currency translation adjustments.

The estimated aggregate future amortization expense for intangible assets is as follows:

For the three months ended December 31, 2020	$1,373
For the twelve months ended December 31, 2021	2,765
For the twelve months ended December 31, 2022	2,612
For the twelve months ended December 31, 2023	2,514
For the twelve months ended December 31, 2024	2,514
Thereafter	3,718
Total	$15,496

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

12.	Impairment of Long-Lived Assets

Due to the temporary closure of the Company’s theatres effective March 18, 2020 as a result of the COVID-19 pandemic (see Note 2), the Company performed long-lived asset impairment evaluations during each quarter during the nine months ended September 30, 2020.  The following table is a summary of the evaluations performed by asset classification.

	Impairment	Asset	Valuation	Valuation
	Test	Category	Approach	Multiple

First Quarter	Quantitative	Goodwill	Market (1)	8 times
		Tradename Intangible Assets	Income	N/A
		Other Long-Lived Assets	Market	6 times

Second Quarter	Qualitative	Goodwill	N/A	N/A
		Tradename Intangible Assets	N/A	N/A
		Other Long-Lived Assets	N/A	N/A

Third Quarter	Quantitative	Goodwill	Market (1)	2.9 to 7 times
		Tradename Intangible Assets	Income	N/A
		Other Long-Lived Assets	Market	3.2 to 6 times
(1)	The Company also used the income approach to test goodwill for impairment for the respective period.

Goodwill – The Company evaluates goodwill for impairment as follows:

•

Quantitative approach The Company evaluates goodwill for impairment at the reporting unit level and has allocated goodwill to the reporting unit based on an estimate of its relative fair value. Management considers the reporting unit to be each of its twenty regions in the U.S. and seven countries internationally with Honduras, El Salvador, Nicaragua, Costa Rica, Panama and Guatemala considered one reporting unit (the Company does not have goodwill recorded for all of its international locations).  Under its quantitative goodwill impairment analysis, the Company estimates the fair value of each reporting unit and compares it with its carrying value.   Fair value is determined using the market approach, which is the most common valuation approach for the Company’s industry and based on a multiple of cash flows for each reporting unit.   The Company also performed its quantitative goodwill impairment analysis using the income approach to further validate the results of the assessment under the market approach. Significant judgment, including management’s estimates of the impact of temporary theatre closures and other considerations as a result of COVID-19, is involved in estimating future cash flows and fair values.  The Company’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on projected operating performance of each reporting unit, relevant market transactions and industry trading multiples.

•

Qualitative approach The Company’s qualitative assessment of goodwill for each reporting unit considers economic and market conditions, industry trading multiples and the impact of recent developments and events on the estimated fair values as determined during its most recent quantitative assessment

Tradename Intangible assets – The Company evaluates tradename intangible assets for impairment as follows:

•

Quantitative approach The Company compares the carrying values of tradename assets to their estimated fair values.  Fair values were estimated by applying an estimated market royalty rate that could be charged for the use of the tradenames to forecasted future revenues, with an adjustment for the present value of such royalties.  Significant judgment, including management’s estimate of market royalty rates and long-term revenue forecasts, is involved in estimating the tradename fair values.   Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, were based on projected revenue performance and expected industry trends, considering the temporary closure of its theatres and other considerations as a result of COVID-19.

•

Qualitative approach The Company’s qualitative assessment considers industry and market conditions and recent developments that may impact the revenues forecasts and other estimates used in its most recent quantitative assessment.

Other Long-lived Assets– The Company evaluates other long-lived assets for impairment as follows:

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

•

Quantitative approach The Company performs a quantitative evaluation at the theatre level using estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life.  Significant judgment, including management’s estimate of the impact of temporary theatre closures and other considerations as a result of COVID-19, was involved in estimating cash flows and fair value.  Fair value is determined based on a multiple of cash flows.  Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy, as defined by FASB ASC Topic 820-10-35, are based on projected operating performance, market transactions and industry trading multiples.

•

Qualitative approach The Company’s qualitative assessment considers relevant market transactions, industry trading multiples and recent developments that would impact its estimates of future cash flows.

The following table is a summary of the impairment recorded as a result of the evaluations discussed above during the three and nine months ended September 30, 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
U.S. Segment
Theatre properties	$2,075	$24,502	$5,718	$26,754
Theatre operating lease right-of-use assets	1,123	2,157	7,075	10,204
Cost method investment	2,500	—	2,500	—
U.S. total	5,698	26,659	15,293	36,958

International segment
Theatre properties	938	645	5,422	6,796
Theatre operating lease right-of-use assets	1,654	—	4,194	1,628
Goodwill	16,128	—	16,128	—
Intangible assets	177	—	177	—
International total	18,897	645	25,921	8,424

Total Impairment	$24,595	$27,304	$41,214	$45,382

13.	Fair Value Measurements

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

Below is a summary of liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of September 30, 2020 and December 31, 2019:

		Carrying	Fair Value Hierarchy
Description	As of,	Value	Level 1	Level 2	Level 3
Interest rate swap liabilities (1)	September 30, 2020	$36,484	$—	$36,484	$—

Interest rate swap liabilities (1)	December 31, 2019	$15,995	$—	$15,995	$—
(1)	See further discussion of interest rate swaps at Note 6.

The Company uses the market approach for fair value measurements on a nonrecurring basis in the impairment evaluations of its goodwill, intangible assets and long-lived assets (see Note 12 and Note 13). See additional explanation of fair value measurement

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

techniques used for long-lived assets, goodwill and intangible assets in “Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed February 21, 2020.  There were no changes in valuation techniques.  The Company elected to perform its goodwill impairment evaluation using both the market approach and the income approach for the nine months ended September 30, 2020. There were no transfers in to or out of Level 1, Level 2 or Level 3 during the nine months ended September 30, 2020.
14.	Foreign Currency Translation

The accumulated other comprehensive loss account in stockholders’ equity of $414,398 and $340,112 as of September 30, 2020 and December 31, 2019, respectively, primarily includes cumulative foreign currency net losses of $390,881 and $328,053, respectively, from translating the financial statements of the Company’s international subsidiaries and the cumulative changes in fair value of the Company’s interest rate swap agreements that are designated as hedges.

As of September 30, 2020, all foreign countries where the Company has operations, other than Argentina, are non-highly inflationary, and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss.  The Company deemed Argentina to be highly inflationary beginning July 1, 2018.  A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the financial statements of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity.  The financial information of the Company’s Argentina subsidiaries has been remeasured in U.S. dollars in accordance with ASC Topic 830, Foreign Currency Matters, effective beginning July 1, 2018.

Below is a summary of the impact of translating the September 30, 2020 and 2019 financial statements of the Company’s international subsidiaries:

			Other Comprehensive Income (Loss) for
	Exchange Rate as of		Nine Months Ended
Country	September 30, 2020	December 31, 2019	September 30, 2020	September 30, 2019
Brazil	5.63	4.02	$(51,453)	$(14,492)
Chile	785.93	736.86	(5,046)	(4,017)
Colombia	3,878.95	3,277.14	(2,584)	(1,507)
Peru	3.62	3.37	(3,187)	(203)
All other			(560)	491
			$(62,830)	$(19,728)
(1)

Beginning July 1, 2018, Argentina was deemed highly inflationary.  A gain of $1,053 and a loss of $3,356 for the nine months ended September 30, 2020 and 2019, respectively, is reflected as foreign currency exchange gain (loss) on the Company’s condensed consolidated statement of income as a result of translating Argentina financial results to U.S. dollars.

15.	Supplemental Cash Flow Information

The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Nine Months Ended
	September 30,
	2020	2019
Cash paid for interest	$53,364	$56,326
Cash paid (refunds received) for income taxes, net	$(108,776)	$69,498
Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (1)	$(7,933)	$(13,642)
Interest expense - NCM (see Note 8)	$(17,726)	$(14,180)
Investment in NCM – receipt of common units (see Note 8)	$3,620	$1,552
(1)	Additions to theatre properties and equipment included in accounts payable as of September 30, 2020 and December 31, 2019 were $7,058 and $14,991, respectively.
16.	Segments

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

Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues
U.S.	$34,639	$636,628	$472,096	$1,941,545
International	1,069	188,772	118,061	563,509
Eliminations	(230)	(3,583)	(2,089)	(10,758)
Total revenues	$35,478	$821,817	$588,068	$2,494,296

Adjusted EBITDA
U.S.	$(105,279)	$132,705	$(144,918)	$454,665
International	(22,232)	37,411	(33,459)	113,346
Total Adjusted EBITDA	$(127,511)	$170,116	$(178,377)	$568,011

Capital expenditures
U.S.	$17,903	$50,679	$54,604	$148,609
International	2,756	20,664	13,014	37,903
Total capital expenditures	$20,659	$71,343	$67,618	$186,512

The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$(144,875)	$32,398	$(374,354)	$168,474
Add (deduct):
Income taxes	(119,273)	14,193	(220,287)	64,615
Interest expense (1)	32,235	24,967	87,942	75,037
Other (income) expense, net (2)	22,907	(9,964)	47,412	(25,059)
Cash distributions from DCIP (3)	—	2,694	10,383	7,912
Cash distributions from other equity investees (4)	2,146	5,804	15,047	20,251
Depreciation and amortization	62,543	67,760	191,380	196,795
Impairment of long-lived assets	24,595	27,304	41,214	45,382
Restructuring costs	524	—	20,062	—
(Gain) loss on disposal of assets and other	(13,327)	2,453	(10,997)	8,057
Non-cash rent expense	816	(1,102)	1,649	(3,252)
Share based awards compensation expense	4,198	3,609	12,172	9,799
Adjusted EBITDA	$(127,511)	$170,116	$(178,377)	$568,011

(1)	Includes amortization of debt issue costs and amortization of accumulated losses for amended swap agreements.
(2)	Includes interest income, foreign currency exchange gain (loss), equity in income of affiliates and interest expense - NCM and excludes distributions from NCM.
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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Financial Information About Geographic Areas

Below is a breakdown of selected financial information by geographic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2020	2019	2020	2019
U.S.	$34,639	$636,628	$472,096	$1,941,545
Brazil	513	79,776	53,829	240,263
Other international countries	556	108,996	64,232	323,246
Eliminations	(230)	(3,583)	(2,089)	(10,758)
Total	$35,478	$821,817	$588,068	$2,494,296

	As of	As of
Theatre Properties and Equipment-net	September 30, 2020	December 31, 2019
U.S.	$1,324,924	$1,436,275
Brazil	71,338	118,367
Other international countries	149,561	180,605
Total	$1,545,823	$1,735,247

17.	Related Party Transactions

The Company manages theatres for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Lee Roy Mitchell is Cinemark Holdings, Inc.’s Chairman of the Board of Directors and directly and indirectly owns approximately 8% of Cinemark Holdings, Inc.’s common stock. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues up to $50,000 and 3% of annual theatre revenues in excess of $50,000. The Company recorded $123 and $539 of management fee revenues during the nine months ended September 30, 2020 and 2019, respectively. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.

The Company has an Aircraft Time Sharing Agreement with Copper Beech Capital, LLC (“Copper Beech”) to use, on occasion, a private aircraft owned by Copper Beech. Copper Beech is owned by Mr. Mitchell and his wife, Tandy Mitchell. The private aircraft is used by Mr. Mitchell and other executives who accompany Mr. Mitchell to business meetings for the Company. The Company reimburses Copper Beech for the actual costs of fuel usage and the expenses of the pilots, landing fees, storage fees and similar expenses incurred during the trip.  For the nine months ended September 30, 2020 and 2019, the aggregate amounts paid to Copper Beech for the use of the aircraft was $12 and $111, respectively.

The Company leases 14 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of Cinemark Holdings, Inc.’s directors and is an officer of the general partner of Syufy. Of these 15 leases, 14 have fixed minimum annual rent. The one lease without minimum annual rent has rent based upon a specified percentage of gross sales as defined in the lease. For the nine months ended September 30, 2020 and 2019, the Company paid total rent of approximately $17,271 and $20,006, respectively, to Syufy.  The Company negotiated a deferral of rent payments for April, May and June of 2020 for 4 of the 14 leased theatres to be paid back over the months of July through December of 2020.  The Company did not remeasure its lease liabilities and lease right-of-use assets as a result of these negotiations in accordance with FASB guidance.  See further discussion at Note 4.

The Company has a 50% voting interest in FE Concepts, a joint venture with AWSR, an entity owned by Lee Roy Mitchell and Tandy Mitchell.  FE Concepts operates a family entertainment center that offers bowling, gaming, movies and other amenities that opened during December 2019.  See Note 9 for further discussion. The Company has a theatre services agreement with FE Concepts under which the Company receives management fees for providing film booking and equipment monitoring services for the facility. The Company recorded $19 of management fees during the nine months ended September 30, 2020.

The Company has paid certain fees on behalf of its parent, Cinemark Holdings, Inc., and Cinemark Holdings, Inc. has paid income taxes and other expenses on behalf of the Company.  The net receivable from Cinemark Holdings, Inc. as of September 30,

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

2020 and December 31, 2019 was $27,767 and $24,319, respectively.  The Company paid Cinemark Holdings, Inc. cash dividends of $42,000 and $118,825 during the nine months ended September 30, 2020 and 2019, respectively.
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

Flagship Theatres of Palm Desert, LLC d/b/a Cinemas Palme D’Or v. Century Theatres, Inc., and Cinemark USA, Inc.; Superior Court of the State of California, County of Los Angeles.  Plaintiff in this case alleges that the Company violated California antitrust and unfair competition laws by engaging in “circuit dealing” with various motion picture distributors and tortiously interfered with Plaintiff’s business relationships.  Plaintiff seeks compensatory damages, trebling of those damages under California law, punitive damages, injunctive relief, attorneys’ fees, costs and interest.  Plaintiff also alleges that the Company’s conduct ultimately resulted in closure of its theatre in June 2016.  The Company denied the allegations.  In 2008, the Company moved for summary judgment on Plaintiff’s claims, arguing primarily that clearances between the theatres at issue were lawful and that Plaintiff lacked proof sufficient to support certain technical elements of its antitrust claims.  The trial court granted that motion and dismissed Plaintiff’s claims.  Plaintiff appealed and, in 2011, the Court of Appeal reversed, holding, among other things, that Plaintiff’s claims were not about the illegality of clearances but were focused, instead, on “circuit dealing.”  Having re-framed the claims in that manner, the Court of Appeal held that the trial court’s decision to limit discovery to the market where the theatres at issue operated was an error, as “circuit dealing” necessarily involves activities in different markets.  Upon return to the trial court, the parties engaged in additional, broadened discovery related to Plaintiff’s “circuit dealing” claim.  Thereafter, the Company moved again for summary judgment on all of Plaintiff’s claims.  That new motion for summary judgment was pending when, on or about April 11, 2014, the trial court granted the Company’s motion for terminating sanctions and entered a judgment dismissing the case with prejudice.  Plaintiff then appealed that second dismissal, seeking to have the judgment reversed and the case remanded to the trial court.  The Court of Appeal issued a ruling on May 24, 2016, reversing the granting of terminating sanctions and instead imposed a lesser evidentiary and damages preclusion sanction.  The case returned to the trial court on October 6, 2016.  On May 10, 2018, after a five-week jury trial, the jury found no liability on one circuit dealing claim and awarded Plaintiff damages on the other claim, which are tripled for antitrust damage awards.  Plaintiff would also be entitled to certain court costs and to seek at least some portion of its attorney’s fees.  During 2018, the Company recorded a litigation reserve based on the jury award, court costs and attorney’s fees.  The trial court denied a motion for a judgment notwithstanding the verdict and a motion for a new trial. The Company appealed the judgment.  On October 2, 2020 the Court of Appeals of the State of California reversed the judgement in favor of the Plaintiff and rendered judgement in favor of the Company.  Plaintiff has agreed to not appeal this ruling to the California Supreme Court; therefore, the ruling in favor of the Company is final and non-appealable.  The Company reversed the litigation reserve in the third quarter of 2020.
19.	Summary Financial Information of Subsidiary Guarantors

As of September 30, 2020, the Company had outstanding $400,000 aggregate principal amount of 5.125% senior notes due 2022, or the 5.125% Senior Notes, $755,000 aggregate principal amount of 4.875% senior notes due 2023,  or the 4.875% Senior Notes, and $250,000 aggregate principal amount of the 8.750% secured notes due 2023, or the 8.750% Secured Notes (collectively the “Notes”). These Notes are fully and unconditionally guaranteed on a joint and several basis by the following subsidiaries (collectively the “Guarantor Subsidiaries”) of Cinemark USA, Inc.:

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

	As of September 30, 2020
	Parent	Guarantors
Summary Balance Sheet Information
Current assets	$341,689	$186,027
Noncurrent assets	$4,410,997	$1,396,608
Current liabilities	$536,760	$138,020
Long-term liabilities	$3,231,989	$474,683
Stockholder's equity	$983,937	$969,933

	As of December 31, 2019
	Parent	Guarantors
Summary Balance Sheet Information
Current assets	$244,063	$444,481
Noncurrent assets	$4,820,174	$1,403,687
Current liabilities	$573,273	$147,366
Long-term liabilities	$3,029,265	$500,566
Stockholder's equity	$1,461,699	$1,200,236

	Nine Months Ended September 30, 2020
	Parent	Guarantors
Summary Income Statement Information
Revenues	$224,915	$266,091
Operating loss	$(193,236)	$(161,599)
Net loss	$(373,653)	$(157,502)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this report.

Recent Developments

The outbreak of the COVID-19 pandemic has had an unprecedented impact on the world and the movie exhibition industry. The social and economic effects are widespread, and the situation continues to evolve. As a movie exhibitor that operates spaces where patrons gather in close proximity, we have been, and continue to be, significantly impacted by protective actions taken by governmental authorities to control the spread of the pandemic. To comply with government mandates at the initial outbreak of the COVID-19 pandemic, we temporarily closed all of our theatres in the U.S. and Latin America effective March 17, 2020 and March 18, 2020, respectively. In conjunction with the temporary closure of our theatres in March 2020, we implemented temporary personnel and salary reductions, halted non-essential operating and capital expenditures, and negotiated modified timing and/or abatement of contractual payments with landlords and other major suppliers until our theatres reopened.

As of September 30, 2020, we had reopened 252 of our domestic theatres and 15 of our international theatres showing limited volume of new releases along with library content during reduced operating hours.  While some staffing has been brought back to pre-COVID-19 levels given the theatre reopenings, we continue to maintain a temporary reduction in staffing while limiting capital expenditures to essential activities and projects.  We also continue to work with landlords and other vendors on extended or modified contractual payment terms while evaluating the status of the COVID-19 pandemic and local government regulations in assessing our plans to reopen our remaining theatres.

Our focus on maintaining a healthy balance sheet and low leverage allowed us to enter the global COVID-19 crisis in a strong financial position. Based on our current level of operations, we believe that we have sufficient cash to sustain operations until late 2021, which would extend into 2022 when considering the additional income tax benefits discussed at Note 2 to our condensed consolidated financial statements. Nonetheless, the COVID-19 pandemic has had, and may continue to have, adverse effects on our business, results of operations, cash flows, financial condition, access to credit markets and ability to service existing and future indebtedness, some of which may be significant.

We have elected to take advantage of certain tax-related benefits available under the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) signed into U.S. federal law on March 27, 2020. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss (“NOL”) utilization and carryback periods, modifications to the net interest deduction limitations and a technical correction to the 2017 Tax Cuts and Jobs Act, which makes certain qualified improvement property eligible for bonus depreciation. Per the provisions of the CARES Act, we have deferred payment of certain employer payroll taxes for 2020 and have recorded payroll tax credits for expenses related to paying wages and health benefits to employees who were not working as a result of closures and reduced receipts associated with COVID-19.

If we receive certain government disaster relief assistance, it may be subject to certain requirements imposed by the government on the recipients of the aid including restrictions on executive officer compensation, share buybacks, dividends, prepayment of debt, incurrence of additional indebtedness and other similar restrictions until the aid is repaid or redeemed in full. However, we cannot predict the manner in which such benefits will be allocated or administered and cannot predict whether we will be able to access such benefits in a timely manner or at all.

General Information

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Argentina, Chile, Colombia, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay. As of September 30, 2020, we managed our business under two reportable operating segments – U.S. markets and international markets. See Note 17 to our condensed consolidated financial statements.

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

Films leading the box office during the nine months ended September 30, 2020 included Bad Boys for Life, 1917, Sonic the Hedgehog, Jumanji: The Next Level, Star Wars: Episode IX – The Rise of Skywalker, Birds of Prey, Dolittle, Little Women, The Invisible Man and The Call of the Wild. Films currently scheduled for release during the remainder of 2020 include Wonder Woman 1984 and Croods: A New Age, among other films. Films scheduled for release during the remainder of 2020 could be rescheduled as a result of the COVID-19 pandemic.

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

Although salaries and wages include a fixed cost component (i.e. the minimum staffing costs to operate a theatre facility during non-peak periods), salaries and wages generally move in relation to revenues as theatre staffing is adjusted to respond to changes in attendance. In some international locations, staffing levels are also subject to local regulations.

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

General and administrative expenses are primarily fixed in nature and consist of the costs to support the overall management of the Company, including salaries and wages, incentive compensation and benefit costs for our corporate office personnel, facility expenses for our corporate offices, consulting fees, legal fees, audit fees, travel expenses, supplies and other costs that are not specifically associated with the operations of our theatres.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data and the percentage of revenues represented by certain items reflected in our condensed consolidated statements of income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating data (in millions):
Revenues
Admissions	$14.9	$454.5	$307.4	$1,371.1
Concession	9.1	289.5	199.6	886.1
Other	11.5	77.8	81.1	237.1
Total revenues	$35.5	$821.8	$588.1	$2,494.3
Cost of operations
Film rentals and advertising	8.2	254.9	165.2	759.7
Concession supplies	2.7	51.5	39.9	157.3
Salaries and wages	20.2	103.3	116.6	308.3
Facility lease expense	67.1	87.4	214.5	262.5
Utilities and other	43.3	123.9	178.7	357.2
General and administrative expenses	30.0	44.0	97.6	125.1
Depreciation and amortization	62.6	67.8	191.4	196.8
Impairment of long-lived assets	24.6	27.3	41.2	45.4
Restructuring costs	0.6	—	20.1	—
Loss on disposal of assets and other	(13.3)	2.5	(11.0)	8.1
Total cost of operations	246.0	762.6	1,054.2	2,220.4
Operating income (loss)	$(210.5)	$59.2	$(466.1)	$273.9

Operating data as a percentage of total revenues:
Revenues
Admissions	42.0%	55.3%	52.3%	55.0%
Concession	25.6%	35.2%	33.9%	35.5%
Other	32.4%	9.5%	13.8%	9.5%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations (1)
Film rentals and advertising	NM	56.1%	53.7%	55.4%
Concession supplies	NM	17.8%	20.0%	17.8%
Salaries and wages	NM	12.6%	19.8%	12.4%
Facility lease expense	NM	10.6%	36.5%	10.5%
Utilities and other	NM	15.1%	30.4%	14.3%
General and administrative expenses	NM	5.4%	16.6%	5.0%
Total cost of operations	NM	92.8%	179.3%	89.0%
Operating income (loss)	NM	7.2%	(79.3)%	11.0%

(1)

All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.  Certain values are considered not meaningful (“NM”) as they are not comparable due to the temporary theatre closures effective March 18, 2020.

Three months ended September 30, 2020 versus September 30, 2019

We began reopening our domestic theatres in June 2020 and operated under a test-and-learn strategy to define training, communication, implementation and execution of enhanced health and safety protocols.  These theatres opened to reduced operating hours with library content and “welcome back” pricing for tickets and concession products to encourage patrons to return to the movies.  As of September 30, 2020, we had 252 domestic theatres and 15 international theatres reopened.  We continue to monitor the status of the COVID-19 pandemic and local government regulations to plan the reopening of our remaining theatres.

	U.S. Operating Segment		International Operating Segment			Consolidated
					Constant Currency (3)
	2020	2019	2020 (4)	2019	2020	2020	2019
Admissions revenues (1)	$14.9	$351.1	$0.1	$103.4	$0.1	$15.0	$454.5
Concession revenues (1)	$8.9	$230.4	$0.3	$59.1	$0.4	$9.2	$289.5
Other revenues (1)(2)	$10.8	$51.5	$0.7	$26.3	$0.8	$11.5	$77.8
Total revenues (1)(2)	$34.6	$633.0	$1.1	$188.8	$1.3	$35.7	$821.8
Attendance (1)	1.9	44.1	—	29.2		1.9	73.3
Average ticket price (1)	$8.01	$7.96	N/M	$3.54	N/M	$7.96	$6.20
Concession revenues per patron (1)	$4.79	$5.22	N/M	$2.02	N/M	$4.87	$3.95

(1)

Revenues and attendance amounts in millions.  Average ticket price is calculated as admissions revenues divided by attendance.  Concession revenues per patron is calculated as concession revenues divided by attendance.  Certain values are considered not meaningful (“NM”) as they are not comparable due to the temporary theatre closures effective March 18, 2020.

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

(4)	Actual third quarter attendance for our international operating segment was 25 thousand patrons.
•

U.S.  We reopened theatres in the U.S. throughout the third quarter of 2020, showing library content and limited new releases.  We offered library content at promotional prices, and also offered private watch parties to our patrons at many of our theatres.  We continue to offer a limited menu of concession items, largely at ‘welcome back” discount prices.  Other revenues for the third quarter of 2020 included primarily the amortization of NCM screen advertising advances.   The third quarter of 2019 film product included blockbuster films such as The Lion King and Spider Man: Far from Home.

•

International.  We began reopening international theatres in late August 2020 with a total of 15 theatres open at the end of the third quarter of 2020.  We offered library content and limited new releases, with library content at promotional pricing.  We offered core concession items at our open theatres and also offered take out concession items at certain locations.  Other revenues included primarily screen advertising and loyalty program revenues.

Cost of Operations. The table below summarizes our theatre operating costs (in millions) by reportable operating segment for the three months ended September 30, 2020 and 2019.

	U.S. Operating Segment		International Operating Segment			Consolidated
	2020	2019	2020	2019	Constant Currency (1) 2020	2020	2019
Film rentals and advertising	$8.1	$203.5	$0.1	$51.4	$0.1	$8.2	$254.9
Concession supplies	$2.3	$38.6	$0.4	$12.9	$0.6	$2.7	$51.5
Salaries and wages	$15.9	$83.2	$4.3	$20.1	$5.4	$20.2	$103.3
Facility lease expense	$60.8	$64.5	$6.3	$22.9	$8.2	$67.1	$87.4
Utilities and other	$36.5	$91.7	$6.8	$32.2	$8.6	$43.3	$123.9

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

•

U.S. Film rentals and advertising costs for the third quarter of 2020 were 54.4% of admissions revenue, reflecting both new releases and library content as well as promotional expenses related to the reopening of our theatres. Film rentals and advertising costs were 58.0% of admissions revenues for the third quarter of 2019, which reflected a higher concentration of blockbuster films.  Concession supplies expenses for the third quarter of 2020 was 25.8% of concessions revenue compared to 16.8% of concession revenues for the third quarter of 2019.  The increase in the concessions supplies expense rate was primarily due to the impact of promotional pricing, as well as the disposal of expired products as a result of the temporary closure of our theatres.

Salaries and wages decreased for the third quarter of 2020 as some of our theatres were temporarily closed during this time and other theatres opened during the third quarter of 2020 with limited operating hours. Facility lease expense decreased for the third quarter of 2020 compared to the third quarter of 2019 primarily due to a decline in percentage rent expense and the permanent closure of certain theatres. Utilities and other costs decreased for the third quarter of 2020 compared to the third quarter of 2019, as many of these costs, such as credit card fees, security, janitorial costs and repairs and maintenance, are variable in nature and were impacted by the temporary closure of our theatres and reduced operating hours of the theatres that were reopened.

•

International. Our international theatres remain temporarily closed with the exception of 15 theatres that opened during the third quarter of 2020.  Film rental and advertising costs for the third quarter of 2020 included some local advertising and promotions associated with the reopening of theatres.  Concessions supplies expense for the third quarter of 2020 reflected the items sold as well as the disposal of expired products.

Salaries and wages decreased for the third quarter of 2020 compared to the third quarter of 2019.  The decrease was due to a majority of our international theatres remaining closed during the period. Facility lease expense decreased for the third quarter of 2020 compared to the third quarter of 2019. The decrease was due to lower percentage rent and rent-free periods allowed in certain international locations due to mall closures. Utilities and other costs decreased for the third quarter of 2020 compared to the third quarter of 2019, as many of these costs are variable in nature and were impacted by the temporary closure of our theatres.

General and Administrative Expenses.  General and administrative expenses decreased for the third quarter of 2020 compared to the third quarter of 2019. The decrease was primarily due to temporary salary reductions for corporate office staff through the end of August, the impact of the 2020 Restructuring Plan (see Note 2) that permanently reduced headcount and reduced travel expense.

Depreciation and Amortization. Depreciation and amortization expense decreased during the third quarter of 2020 compared to the third quarter of 2019. The decrease was primarily due to the impact of theatre assets previously impaired and changes in foreign currency exchange rates in certain countries in which we operate.  See Note 12 to our condensed consolidated financial statements for discussion of impairment.

Impairment of Long-Lived Assets.  We recorded asset impairment charges of $24.6 million on assets held and used during the third quarter of 2020 compared to $27.3 million during the third quarter of 2019. The asset impairment charges recorded during the third quarter of 2020 were primarily a result of the prolonged impact of the COVID pandemic on our operations, as some theatres remained closed and film content continues to shift into future periods, both of which impacted our estimated future cash flows for theatres.  Impairment charges for the third quarter of 2020 impacted seven countries and impairment charges for the third quarter of 2019 impacted six countries.  See Note 12 to our condensed consolidated financial statements.

Restructuring Costs. We recorded restructuring costs of $0.5 million during the third quarter of 2020.  The costs recorded during the third quarter of 2020 were due to accrual adjustments made for theatres closed as part of our 2020 Restructuring Plan. See Note 2 to our condensed consolidated financial statements for further discussion.

(Gain) Loss on Disposal of Assets and Other. We recorded a gain on disposal of assets and other during the third quarter of 2020 compared to a loss during the third quarter of 2019. Activity for the third quarter of 2020 was primarily related to a favorable litigation outcome for a case that was previously accrued.  Activity for the third quarter of 2019 was primarily due to the retirement of assets related to theatre remodels.

Interest Expense.  Interest expense, which includes amortization of debt issue costs and amortization of accumulated losses for swap amendments increased during the third quarter of 2020 to $32.2 million compared to $25.0 million for the third quarter of 2019.  The increase was primarily due to the issuance of 8.750% senior secured notes on April 20, 2020.  See Note 6 to our condensed consolidated financial statements.

Distributions from NCM.  We recorded distributions from NCM of $1.1 million during the third quarter of 2020 compared to $2.5 million recorded during the third quarter of 2019, which were in excess of the carrying value of our Tranche 1 investment. The decrease in distributions from NCM is primarily due to the impact of theatres being temporarily closed as a result of the COVID-19 pandemic as discussed at Note 2.  See Note 8 to our condensed consolidated financial statements for discussion of our investment in NCM.

Interest expense – NCM.  We recorded non-cash interest expense of $5.9 million for the third quarter of 2020 compared to $4.7 million recorded during the third quarter of 2019, related to the significant financing component associated with certain of our agreements with NCM.  See Note 8 to our condensed consolidated financial statements for further discussion.

Equity in Income (Loss) of Affiliates. We recorded equity in loss of affiliates of $(16.1) million during the third quarter of 2020 compared to equity in income of affiliates of $15.1 million during the third quarter of 2019. The decrease in equity income (loss) of affiliates is primarily due to the impact of theatres being temporarily closed as a result of the COVID-19 pandemic as discussed at Note 2 to our condensed consolidated financial statements.  See Notes 8 and 9 to our condensed consolidated financial statements for information about our equity investments.

Income Taxes. An income tax benefit of $(119.3) million was recorded for the third quarter of 2020 compared to income tax expense of $14.2 million for the third quarter of 2019. The effective tax rate was approximately 45.2% for the third quarter of 2020 compared to 30.5% for the third quarter of 2019. See Income Tax Considerations at Note 2 to our condensed consolidated financial statements for further discussion.  Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Nine months ended September 30, 2020 versus September 30, 2019

All of our domestic and international theatres were temporarily closed effective March 17, 2020 and March 18, 2020, respectively, due to the COVID-19 pandemic.  We began reopening our domestic theatres in June 2020 and operated under a test-and-learn strategy to define training, communication, implementation and execution of enhanced health and safety protocols.  These theatres opened to reduced operating hours with library content and “welcome back” pricing for tickets and concession products to encourage patrons to return to the movies.  As of September 30, 2020, we had 252 domestic theatres and 15 international theatres reopened.  We continue to monitor the status of the COVID-19 pandemic and local government regulations to plan the reopening of our remaining theatres.

Total revenues were $588.1 million for the nine months ended September 30, 2020  (“2020 period”) and $2,494.3 million for the nine months ended September 30, 2019 (“2019 period”). The table below, presented by reportable operating segment, summarizes our revenue performance and certain key performance indicators for the nine months ended September 30, 2019 and 2020.

	U.S. Operating Segment		International Operating Segment			Consolidated
					Constant Currency (3)
	2020	2019	2020	2019	2020	2020	2019
Admissions revenues (1)	$247.2	$1,066.9	$60.2	$304.2	$71.2	$307.4	$1,371.1
Concession revenues (1)	$161.7	$704.7	$37.9	$181.4	$44.2	$199.6	$886.1
Other revenues (1)(2)	$61.2	$159.2	$19.9	$77.9	$24.4	$81.1	$237.1
Total revenues (1)(2)	$470.1	$1,930.8	$118.0	$563.5	$139.8	$588.1	$2,494.3
Attendance (1)	29.8	132.9	17.9	82.9		47.7	215.8
Average ticket price (1)	$8.30	$8.03	$3.36	$3.67	$3.98	$6.44	$6.35
Concession revenues per patron (1)	$5.43	$5.30	$2.12	$2.19	$2.47	$4.18	$4.11
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

•

U.S. Admissions revenues decreased primarily due to a 77.6% decrease in attendance, partially offset by a 3.4% increase in average ticket price. The increase in average ticket price was primarily due to price increases, partially offset by the impact of the deferral of admissions revenues for loyalty points issued. Concession revenues decreased primarily due to the decrease in attendance, partially offset by a 2.5% increase in concession revenues per patron. Concession revenues per patron grew primarily due to incremental sales of traditional concession products, continued expansion of concession offerings and price increases. Attendance declined primarily due to the temporary closure of all of our U.S. theatres on March 17, 2020, which began reopening in June 2020. Other revenues decreased as a result of the temporary closure of theatres.

•

International. Admissions revenues decreased as reported and in constant currency. Average ticket price decreased as reported (increased in constant currency). Concession revenues decreased as reported and in constant currency. Concession revenues per patron decreased as reported (increased in constant currency). Average ticket price and concession revenues per patron decreased, as reported, primarily due to the impact of changes in foreign currency exchange rates in certain countries in which we operate, partially offset by price increases.  Attendance declined primarily due to the temporary closure of all of our international theatres on March 18, 2020, which began reopening in August 2020.

Cost of Operations. The table below summarizes our theatre operating costs (in millions) by reportable operating segment for the nine months ended September 30, 2020 and 2019.

	U.S. Operating Segment		International Operating Segment			Consolidated
	2020	2019	2020	2019	Constant Currency (1) 2020	2020	2019
Film rentals and advertising	$136.3	$610.3	$28.9	$149.4	$34.4	$165.2	$759.7
Concession supplies	$29.4	$117.6	$10.5	$39.7	$12.5	$39.9	$157.3
Salaries and wages	$90.5	$247.4	$26.1	$60.9	$31.8	$116.6	$308.3
Facility lease expense	$186.0	$194.1	$28.5	$68.4	$34.2	$214.5	$262.5
Utilities and other	$140.3	$260.8	$38.4	$96.4	$46.5	$178.7	$357.2

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

•

U.S. Film rentals and advertising costs were 55.1% of admissions revenues for the 2020 period compared to 57.2% of admissions revenues for the 2019 period. The decrease in the film rental and advertising rate was a result of typical summer content not being released during the 2020 period as only library content and limited new releases were available as theatres reopened during the third quarter of 2020.  Concession supplies expense was 18.2% of concession revenues for the 2020 period compared to 16.7% of concession revenues for the 2019 period.  The increase in the concession supplies rate was primarily due to the impact of the disposal of perishable food and expired product as a result of the temporary closure of our theatres as well as promotional pricing implemented upon reopening theatres.

Salaries and wages decreased for the 2020 period from the 2019 period primarily due to the temporary closure of all of our U.S. theatres for a portion of the 2020 period and limited operating hours upon reopening. Facility lease expense decreased for the 2020 period from the 2019 period primarily due to a decline in percentage rent expense. Utilities and other costs decreased for the 2020 period from the 2019 period, as many of these costs, such as credit card fees, security, janitorial costs and repairs and maintenance, are variable in nature and were impacted by reduced operating hours of the theatres that were reopened.

•

International. Film rentals and advertising costs were 48.0% of admissions revenues for the 2020 period compared to 49.1% of admissions revenues for the 2019 period. Concession supplies expense was 27.7% of concession revenues for the 2020 period compared to 21.9% of concession revenues for the 2019 period.  The increase in the concession supplies rate was primarily due to the impact of the disposal of perishable food and expired product as a result of temporarily closing our theatres.

Salaries and wages decreased as reported and in constant currency for the 2020 period compared to the 2019 period.  The decrease was due the temporary closure of all of our international theatres on March 18, 2020, fifteen of which reopened beginning in August. Facility lease expense decreased as reported and in constant currency for 2020 period compared to the 2019 period. The decrease was due to lower percentage rent and rent-free periods allowed in certain international locations due to mall closures. Utilities and other costs decreased as reported and in constant currency for the 2020 period compared to the 2019 period as many of these costs, such as credit card fees, security, janitorial costs and repairs and maintenance, are variable in nature and were impacted by the temporary closure of our theatres and reduced operating hours of the theatres that were reopened.

General and Administrative Expenses.  General and administrative expenses decreased for the 2020 period compared to the 2019 period. The decrease was primarily due to temporary salary reductions and the furlough of a portion of our corporate office staff for a portion of the 2020 period, the impact of the 2020 Restructuring Plan (see Note 2) and the impact of changes in foreign currency exchange rates in certain countries in which we operate.

Depreciation and Amortization. Depreciation and amortization expense decreased during the 2020 period compared the 2019 period. The decrease was primarily due to previously impaired theatre assets.  See Note 12 to our condensed consolidated financial statements for discussion of impairment.

Impairment of Long-Lived Assets.  We recorded asset impairment charges on assets held and used of $41.2 million during the 2020 period compared to $45.4 million during the 2019 period. The long-lived asset impairment charges recorded during each of the periods presented were specific to theatres that were directly and individually impacted by industry conditions, temporary closures, recovery expectations, increased competition, adverse changes in market demographics or adverse changes in the development or the conditions of the areas surrounding the theatre. The long-lived asset impairment charges recorded during the 2020 period were also a result of the prolonged impact of the COVID pandemic on our operations, as some theatres remained closed and film content continues to shift into future periods, both of which impact estimated future cash flows for theatres.  Impairment charges for the 2020 period impacted seven countries and impairment charges for the 2019 period impacted seven countries.  See Note 12 to our condensed consolidated financial statements.

Restructuring costs. We recorded restructuring costs of $20.1 million during the 2020 period related to the 2020 Restructuring Plan implemented during the 2020 period.  See Note 2 to our condensed consolidated financial statements for further discussion.

(Gain) Loss on Disposal of Assets and Other. We recorded a gain on disposal of assets and other during 2020 period compared to a loss during the 2019 period. Activity for the 2020 period was primarily related to a favorable litigation outcome for a case that was previously accrued, partially offset by the retirement of assets related to theatre remodels.  Activity for the 2019 period was primarily due to the retirement of assets related to theatre remodels.

Interest Expense.  Interest expense, which includes amortization of debt issue costs and amortization of accumulated losses in swap amendments, increased during the 2020 period compared to the 2019 period2019.  The increase was primarily due to the issuance of 8.750% senior secured notes on April 20, 2020.  See Note 6 to our condensed consolidated financial statements.

Distributions from NCM.  We recorded distributions from NCM of $7.0 million during the 2020 period compared to $9.2 million recorded during the 2019 period, which were in excess of the carrying value of our Tranche 1 investment. The decrease in distributions from NCM is primarily due to the impact of theatres being temporarily closed as a result of the COVID-19 pandemic as discussed at Note 2.  See Note 8 to our condensed consolidated financial statements for discussion of our investment in NCM.

Interest expense – NCM.  We recorded non-cash interest expense of $17.7 million for the 2020 period compared to $14.2 million recorded during the 2019 period, related to the significant financing component associated with certain of our agreements with NCM.  See Note 8 to our condensed consolidated financial statements for further discussion.

Equity in Income (Loss) of Affiliates. We recorded equity in loss of affiliates during the 2020 period compared to equity in income of affiliates during the 2019 period. The decrease in equity income (loss) of affiliates is primarily due to the impact of theatres being temporarily closed as a result of the COVID-19 pandemic as discussed at Note 2.  See Notes 8 and 9 to our condensed consolidated financial statements for information about our equity investments.

Income Taxes. An income tax benefit of $(220.3) million was recorded for the 2020 period compared to income tax expense of $64.2 million recorded for the 2019 period. The effective tax rate was approximately 37.0% for the 2020 period compared to 27.7% for the 2019 period. See Income Tax Considerations at Note 2 to our condensed consolidated financial statements for further discussion.  Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Liquidity and Capital Resources

Operating Activities

We primarily collect our revenues in cash, mainly through box office receipts and the sale of concessions. Our revenues are received in cash prior to the payment of related expenses; therefore, we have an operating “float” and historically have not required traditional working capital financing. However, we temporarily closed all of our theatres effective March 18, 2020. As we reopen our theatres to limited operating hours, we will fund operating expenses with cash on hand and recent additional financing discussed below under Financing Activities.

Cash used for operating activities was $(172.4) million for the nine months ended September 30, 2020 compared to cash provided by operating activities of $396.5 million for the nine months ended September 30, 2019. The decrease in cash provided by operating activities was primarily a result of the temporary closure of all of our theatres effective March 18, 2020.  As discussed in Note 4 of our condensed consolidated financial statements, we negotiated the deferral of rent and other lease-related payments for the second and third quarters of 2020 with many of our landlords, resulting in approximately $62.6 million in deferred lease payments as of September 30, 2020.  We began to repay previously deferred amounts during the third quarter of 2020, while a majority of the repayments will be made throughout 2021.

Investing Activities

Our investing activities have been principally related to the development, remodel and acquisition of theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities was $(67.5) million for the nine months ended September 30, 2020 compared to $(196.3) million for the nine months ended September 30, 2019.  The decrease in cash used for investing activities was primarily due to the suspension of non-essential capital expenditures in response to the temporary closure of our theatres.

Capital expenditures for the nine months ended September 30, 2020 and 2019 were as follows (in millions):

Period	New Theatres	Existing Theatres	Total
Nine Months Ended September 30, 2020	$18.7	$48.9	$67.6
Nine Months Ended September 30, 2019	$54.7	$131.8	$186.5

We operated 533 theatres with 5,974 screens worldwide as of September 30, 2020.  Theatres and screens acquired, built and closed during the three months ended September 30, 2020 were as follows:

	January 1, 2020	Built	Closed	September 30, 2020
U.S (42 states)
Theatres	345	1	15	331
Screens	4,645	12	140	4,517

International (15 countries)
Theatres	209	1	8	202
Screens	1,487	16	46	1,457

Worldwide
Theatres	554	2	23	533
Screens	6,132	28	186	5,974

As of September 30, 2020, we had the following signed commitments (costs in millions):

	Theatres	Screens	Estimated Cost (1)
Remainder of 2020
U.S.	2	16	$6.6
International	—	—	—
Total	2	16	$6.6

Subsequent to 2020
U.S.	10	126	$89.2
International	10	79	36.8
Total	20	205	$126.0

Total commitments at September 30, 2020	22	221	$132.6
(1)

We expect approximately $4.3 million, $65.5 million, $45.0 million and $17.8 million to be paid during the remainder of 2020, during 2021, 2022 and 2023, respectively. The timing of payments is subject to change depending on project or other related delays.

Actual expenditures for continued theatre development, remodels and acquisitions are subject to change based upon the availability of attractive opportunities.  We may fund capital expenditures for our continued development with cash flow from operations, borrowings under our senior secured credit facility, and proceeds from debt issuances, sale leaseback transactions and/or sales of excess real estate.

Financing Activities

Cash provided by financing activities was $187.6 million for the nine months ended September 30, 2020 compared to cash used for financing activities of $(138.4) million for the nine months ended September 30, 2019.  The increase in cash provided by financing activities was primarily due to the issuance of 8.750% Senior Secured notes on April 20, 2020.

We may from time to time, subject to compliance with our debt instruments, purchase our debt securities on the open market depending upon the availability and prices of such securities. Long-term debt consisted of the following as of September 30, 2020 (in millions):

Cinemark USA, Inc. term loan	$641.4
Cinemark USA, Inc. 5.125% senior notes due 2022	400.0
Cinemark USA, Inc. 4.875% senior notes due 2023	755.0
Cinemark USA, Inc. 8.750% senior secured notes due 2025	250.0
Other debt	7.0
Total long-term debt	$2,053.4
Less current portion	8.0
Subtotal long-term debt, less current portion	$2,045.4
Less: Debt discounts and debt issuance costs, net of accumulated amortization	26.6
Long-term debt, less current portion, net of debt issuance costs	$2,018.8

As of September 30, 2020, $100.0 million was available for borrowing under the revolving line of credit.

Contractual Obligations

In April 2020, Cinemark USA, Inc. issued $250.0 million 8.750% senior secured notes.  Additionally, in May and June 2020, our international subsidiaries in Peru and Colombia borrowed $7.2 million under four separate loan agreements.  Included below is an updated summary of long-term debt obligations and related estimated scheduled interest payment obligations as of June 30, 2020, reflecting these additional obligations.

	Payments Due by Period
	(in millions)
		Less Than			After
Contractual Obligations	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
Long-term debt (1)	$2,053.4	$8.0	$1,173.2	$872.2	$—
Scheduled interest payments on long-term debt (2)	$335.2	$101.2	$173.1	$60.9	$—

(1) Amounts are presented before adjusting for debt issuance costs.

(2) Amounts include scheduled interest payments on fixed rate and variable rate debt agreements.  Estimates for the variable rate interest   payments were based on interest rates in effect on September 30, 2020. The average interest rates in effect on our fixed rate and variable rate debt are 5.3% and 2.3%, respectively, as of September 30, 2020.

There have been no other material changes in our contractual obligations previously disclosed in “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed February 21, 2020.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Senior Secured Credit Facility

Cinemark USA, Inc. has a senior secured credit facility that includes a $700.0 million term loan and a $100.0 million revolving credit line (the “Credit Agreement”). Under the amended Credit Agreement, quarterly principal payments of $1.6 million are due on the term loan through December 31, 2024, with a final principal payment of $613.4 million due on March 29, 2025. Cinemark USA, Inc. had $100.0 million available borrowing capacity on the revolving credit line as of September 30, 2020.

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

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on Cinemark USA, Inc.’s ability, and in certain instances, its subsidiaries’ and our ability, to consolidate or merge or liquidate, wind up or dissolve; substantially change the nature of its business; sell, transfer or dispose of assets; create or incur indebtedness; create liens; pay dividends or repurchase stock; and make capital expenditures and investments. If Cinemark USA, Inc. has borrowings outstanding on the revolving credit line, it is required to satisfy a consolidated net senior secured leverage ratio covenant as defined in the Credit Agreement, not to exceed 4.25 to 1. See below for discussion of recent covenant waivers.

The dividend restriction contained in the Credit Agreement prevents the Company and any of its subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) the Company is not in default, and the distribution would not cause Cinemark USA, Inc. to be in default, under the Credit Agreement; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since December 18, 2012, including dividends declared by the board of directors, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Cinemark Holdings, Inc. or Cinemark USA, Inc. as common equity since December 18, 2012, (b) Cinemark USA, Inc.’s consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the Credit Agreement, and (c) certain other defined amounts (collectively the “Applicable Amount”).

On April 17, 2020, in conjunction with the issuance of the 8.750% Secured Notes discussed below, we obtained a waiver of the leverage covenant from the majority of revolving lenders under the Credit Agreement for the fiscal quarters ending September 30, 2020 and December 31, 2020.  The waiver is subject to certain liquidity thresholds, restrictions on investments and the use of the Applicable Amount.

On August 21, 2020 we further amended the waiver of the leverage covenant to extend through the fiscal quarter ending September 30, 2021.  The amendment also i) modifies the leverage covenant calculation beginning with the calculation for the trailing twelve-month period ended December 31, 2021, ii) for purposes of testing the consolidated net senior secured leverage ratio for the fiscal quarters ending on December 31, 2021, March 31, 2022 and June 30, 2022, permits us to substitute Consolidated EBITDA for the first three fiscal quarters of 2019 in lieu of Consolidated EBITDA for the corresponding fiscal quarters of 2021, (iii) modifies the restrictions imposed by the covenant waiver and (iv) makes such other changes to permit the issuance of 4.50% Convertible Senior Notes by Cinemark Holdings, Inc., Cinemark USA, Inc.’s parent company, which occurred on August 21, 2020.

We have four interest rate swap agreements that are used to hedge a portion of the interest rate risk associated with the variable interest rates on the term loan outstanding under the Credit Agreement. See Note 6 of our condensed consolidated financial statements for discussion of the interest rate swaps.

At September 30, 2020, there was $641.4 million outstanding under the term loan and no borrowings were outstanding under the $100.0 million revolving line of credit.  The average interest rate on outstanding term loan borrowings under the Credit Agreement at September 30, 2020 was approximately 3.4% per annum, after giving effect to the interest rate swap agreements discussed above.

Cinemark USA, Inc. 5.125% Senior Notes

On December 18, 2012, Cinemark USA, Inc. issued $400.0 million aggregate principal amount of 5.125% Senior Notes due 2022, at par value (the “5.125% Senior Notes”). Interest on the 5.125% Senior Notes is payable on June 15 and December 15 of each year. The 5.125% Senior Notes mature on December 15, 2022.

The indenture to the 5.125% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of September 30, 2020, Cinemark USA, Inc. could have distributed up to approximately $3,014.7 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 5.125% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 5.125% Senior Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 5.125% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 5.125% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of September 30, 2020 was approximately 0.3 to 1.

Cinemark USA, Inc. 4.875% Senior Notes

On May 24, 2013, Cinemark USA, Inc. issued $530.0 million aggregate principal amount of 4.875% Senior Notes due 2023, at par value (the “4.875% Senior Notes”). On March 21, 2016, Cinemark USA, Inc. issued an additional $225.0 million aggregate principal amount of the 4.875% Senior Notes at 99.0% of the principal amount plus accrued and unpaid interest from December 1, 2015. These additional 4.875% Senior Notes have identical terms, other than the issue date, the issue price and the first interest payment date, and constitute part of the same series as the Company’s existing 4.875% Senior Notes.  Interest on the 4.875% Senior Notes is payable on June 1 and December 1 of each year.  The 4.875% Senior Notes mature on June 1, 2023.

The indenture to the 4.875% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of September 30, 2020, Cinemark USA, Inc. could have distributed up to approximately $3,008.9 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 4.875% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 4.875% Senior Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 4.875% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 4.875% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of September 30, 2020 was approximately 0.3 to 1.

8.750% Secured Notes

On April 20, 2020, the Company issued $250,000 8.750% senior secured notes (the “8.750% Secured Notes”).  The 8.750% Secured Notes will mature on May 1, 2025; provided, however, that if (i) on September 13, 2022, the aggregate outstanding principal amount of the 5.125% Senior Notes that shall not have been purchased, repurchased, redeemed, defeased or otherwise acquired, retired, cancelled or discharged exceeds $50,000, the 8.750% Secured Notes s will mature on September 14, 2022 and (ii) on February 27, 2023, the aggregate outstanding principal amount of the 4.875% Senior Notes that shall not have been purchased, repurchased, redeemed, defeased or otherwise acquired, retired, cancelled or discharged exceeds $50,000, the 8.750% Secured Notes will mature on February 28, 2023. Interest on the 8.750% Secured Notes will be payable on May 1 and November 1 of each year, beginning on November 1, 2020.

The 8.750% Secured Notes are fully and unconditionally guaranteed on a joint and several senior basis by certain of the Company’s subsidiaries that guarantee, assume or in any other manner become liable with respect to any of the Company’s or its guarantors’ other debt. If the Company cannot make payments on the 8.750% Secured Notes when they are due, the Company’s guarantors must make them instead. Under certain circumstances, the guarantees may be released without action by, or the consent of, the holders of the 8.750% Secured Notes.

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

The indenture to the 8.750% Secured Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of September 30, 2020, Cinemark USA, Inc. could have distributed up to approximately

$3,295.3 million to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 8.750% Secured Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 8.750% Secured Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 8.750% Secured Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 8.750% Secured Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies a coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances.  The required minimum coverage ratio is 2.0 to 1 and our actual ratio as of September 30, 2020 was approximately 0.2 to 1.

Additional Borrowings of International Subsidiaries

During May 2020, our subsidiary in Peru borrowed the USD equivalent of $2.8 million under a loan that bears interest at approximately 1%. Principal payments are due monthly beginning in July 2021 through June 2023.  Accrued and unpaid interest is to be paid when principal payments are due.  We are subject to certain customary negative covenants under the loan.

During May, June and September 2020, our subsidiary in Colombia borrowed the USD equivalent of $4.4 million under three variable rate loans. Monthly principal payments due under the notes borrowed in May and June are due beginning in December 2020 over 30 months and monthly principal payments due under the notes borrowed in September are due beginning in October 2021 over 48 months.  Accrued and unpaid interest is to be paid when principal payments are due.  The variable interest rates on the loans ranged from approximately 7.0% to 9.0% as of September 30, 2020.  We are subject to certain customary negative covenants and ratio covenants under the loans.

Covenant Compliance

As of September 30, 2020, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to financial market risks, including changes in interest rates, foreign currency exchange rates and other relevant market prices.

Interest Rate Risk

We are currently party to a variable rate debt facility.  An increase or decrease in interest rates would affect our interest expense relating to our variable rate debt. At September 30, 2020, we had an aggregate of approximately $48.8 million of variable rate debt outstanding. Based on the interest rates in effect on the variable rate debt outstanding at September 30, 2020, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $0.5 million.

The table below provides information about our fixed rate and variable rate long-term debt agreements as of September 30, 2020:

	Expected Maturity for the Twelve-Month Periods Ending September 30,								Average
	(in millions)								Interest
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value	Rate
Fixed rate	$—	$—	$1,155.0	$—	$850.0	$—	$2,005.0	$1,795.8	5.3%
Variable rate (1)	8.0	9.5	8.7	6.9	15.3	—	48.4	43.9	2.3%
Total debt	$8.0	$9.5	$1,163.7	$6.9	$865.3	$—	$2,053.4	$1,839.7

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

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2020, we carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Other than the discussion at Note 18, there have been no material changes from legal proceedings previously reported under “Business – Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed February 21, 2020.

Item 1A. Risk Factors

See discussion in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed February 21, 2020, as updated by the risk factors below.

Our substantial indebtedness could adversely affect our financial condition.

We currently have a substantial amount of indebtedness. This substantial amount of indebtedness could limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements, stock repurchases or other purposes. It may also increase our vulnerability to adverse economic, market and industry conditions (including the impact of COVID-19), limit our flexibility in planning for, or reacting to, changes in our business operations or to our industry overall, and place us at a disadvantage in relation to our competitors that have lower debt levels.

A lowering or withdrawal of the ratings assigned or a change in outlook to our outstanding debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.

Our debt currently has a non-investment grade rating, and any rating assigned could be lowered (or outlook thereof could be changed) or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes in our business or industry, including as a result of COVID-19, so warrant. Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing. In particular, our access to the capital markets may be impacted, our other funding sources may decrease, the cost of debt may increase as a result of increased interest rates or fees, and we may be required to provide additional credit assurances, including collateral, under certain contracts or arrangements.

The COVID-19 pandemic has disrupted and is expected to continue to disrupt our industry and our business and could continue to materially affect our financial condition and results of operations for an extended period of time.

The outbreak of the COVID-19 pandemic has disrupted, and we expect it will continue to disrupt, our industry and our business for an extended period of time. While we have reopened 252 of our domestic theatres and 15 of our international theatres as of September 30, 2020, our business, results of operations, liquidity, cash flows and financial conditions continue to be severely impacted by the COVID-19 pandemic. One of the key factors that have materially affected our business is the availability of new films for exhibition at our theatres. Due to the COVID-19 pandemic, production of films has been temporarily halted or delayed and new film releases have been postponed, resulting in a drastic reduction in the volume of new films available for theatrical exhibition. Even when new films are available, studios have reduced the window for video and digital releases or have released directly to alternative film distribution channels such as streaming services and bypassed a theatrical release.

In addition to the impact on film product availability for theatrical exhibition, governmental restrictions such as limitations on capacity and food and beverage sales continue to hurt our results of operations, liquidity and cash flows. As the COVID-19 pandemic continues to spike, there could be additional federal, state or local responses that further restrict in-person gathering and/or movement of guests or otherwise impact our business.

We cannot predict when the effects of the COVID-19 pandemic will subside or if business will return to normal levels of operation.

Our results of operations may be impacted by shrinking video and digital release windows.

The average video and digital release window, which represents the time that elapses from the date of a film’s theatrical release to the date a film is available for DVD, has been approximately ninety days and digital purchase for ownership (also known as electronic sell-through) has been approximately seventy-four days for the past several years. During the COVID-19 pandemic, certain studios have reduced the release windows further than ninety days or eliminated them altogether. If our patrons continue to choose to wait for an in-home release rather than attend a theatre to view the film, it may continue to adversely impact our business and results of operations, financial condition and cash flows. The release windows, which are determined by the studios, may be reduced further or be eliminated altogether, which could have an adverse impact on our business and results of operation.

We may not be able to generate additional revenues or continue to realize value from our investment in NCM.

As of September 30, 2020, we owned 40,850,068 common units of NCM, which represented an ownership interest in NCM of approximately 25%. We receive monthly theatre access and advertising fees under our Exhibitor Services Agreement with NCM and we are entitled to receive mandatory quarterly distributions of excess cash from NCM.  During the nine months ended September 30, 2020 and 2019, the Company received approximately $27.7 million and $35.5 million in other revenues from NCM, respectively, $14.2 million and $18.5 million in cash distributions recorded as a reduction of our investment in NCM, respectively, and $7.0 million and $9.2 million in cash distributions in excess of our investment in NCM, respectively. Cinema advertising is a small component of the U.S. advertising market and therefore, NCM competes with larger, more established and well known media platforms such as broadcast radio and television, cable and satellite television, outdoor advertising and Internet portals. In-theatre advertising may not continue to attract advertisers or NCM’s in-theatre advertising format may not continue to be received favorably by theatre patrons. If NCM is unable to continue to generate consistent advertising revenues, its results of operations may be adversely affected and our investment in and distributions and revenues from NCM may be adversely impacted.  NCM revenues and excess cash distributions have been significantly impacted by the COVID-19 pandemic and resulting temporary theatre closures.  Future NCM revenues and excess cash distributions from NCM to the Company will depend on the reopening of theatres.

Each of our common units in NCM is convertible into one share of NCM, Inc. common stock.  The market value of NCM, Inc.’s stock price may vary due to the performance of the business, industry trends, general and economic conditions and other factors.  If NCM, Inc.’s stock price declines below our carrying value for an extended period of time, we may record an impairment in our investment.  As a result of the COVID-19 pandemic, the stock price of NCM, Inc. has remained below the Company’s book value for approximately seven months.

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

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

SEPTEMBER 30, 2020

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$334,903	$96,053	$—	$430,956
Other current assets	342,521	(104,355)	(52,114)	186,052
Total current assets	677,424	(8,302)	(52,114)	617,008
Theatre properties and equipment, net	1,545,823	—	—	1,545,823
Operating lease right-of-use assets, net	1,286,224	—	—	1,286,224
Other assets	1,860,839	488,175	(362,457)	1,986,557
Total assets	$5,370,310	$479,873	$(414,571)	$5,435,612
Liabilities and equity
Current liabilities
Current portion of long-term debt	$7,965	$—	$—	$7,965
Current portion of operating lease obligations	216,382	—	—	216,382
Current portion of finance and capital lease obligations	16,224	—	—	16,224
Accounts payable and accrued expenses	378,947	20	(2,114)	376,853
Total current liabilities	619,518	20	(2,114)	617,424
Long-term liabilities
Long-term debt, less current portion	2,274,257	—	(255,438)	2,018,819
Operating lease obligations, less current portion	1,137,822	—	—	1,137,822
Finance and capital lease obligations, less current portion	128,727	—	—	128,727
Other long-term liabilities and deferrals	478,543	58,928	—	537,471
Total long-term liabilities	4,019,349	58,928	(255,438)	3,822,839
Commitments and contingencies
Equity	731,443	420,925	(157,019)	995,349
Total liabilities and equity	$5,370,310	$479,873	$(414,571)	$5,435,612

Note:  “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS) INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2020

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Revenues	$588,068	$—	$—	$588,068
Cost of operations				—
Theatre operating costs	715,026	—	—	715,026
General and administrative expenses	97,643	2	—	97,645
Depreciation and amortization	191,380	—	—	191,380
Impairment of long-lived assets	38,714	2,500	—	41,214
Restructurring costs	20,062	—	—	20,062
Loss on disposal of assets and other	(10,997)	—	—	(10,997)
Total cost of operations	1,051,828	2,502	—	1,054,330
Operating loss	(463,760)	(2,502)	—	(466,262)
Other income (expense)
Interest expense	(96,807)	(3)	8,868	(87,942)
Equity in loss of affiliates	(4,036)	(23,675)	—	(27,711)
Dividend income from affiliates	50,000	—	(50,000)	—
Distributions from NCM	—	6,975	—	6,975
Interest expense - NCM	(17,726)	—	—	(17,726)
Other income (expense)	(2,408)	9,301	(8,868)	(1,975)
Total other income (expense)	(70,977)	(7,402)	(50,000)	(128,379)
Income (loss) before income taxes	(534,737)	(9,904)	(50,000)	(594,641)
Income taxes	(206,400)	(13,887)	—	(220,287)
Net income (loss)	(328,337)	3,983	(50,000)	(374,354)
Less: Net loss attributable to noncontrolling interests	(702)	—	—	(702)
Net income (loss) attributable to Cinemark USA, Inc.	$(327,635)	$3,983	$(50,000)	$(373,652)

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF

COMPREHENSIVE INCOME (LOSS) INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2020

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Net income (loss)	$(328,337)	$3,983	$(50,000)	$(374,354)
Other comprehensive income (loss), net of tax
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes of $3,696, net of settlements	(16,794)	—	—	(16,794)
Foreign currency translation adjustments	(62,830)	—	—	(62,830)
Total other comprehensive loss, net of tax	(79,624)	—	—	(79,624)
Total comprehensive income (loss), net of tax	(407,961)	3,983	(50,000)	(453,978)
Comprehensive loss attributable to noncontrolling interests	702	—	—	702
Comprehensive income (loss) attributable to Cinemark USA, Inc.	$(407,259)	$3,983	$(50,000)	$(453,276)

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2020

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Operating activities
Net income	$(328,337)	$3,983	$(50,000)	$(374,354)
Adjustments to reconcile net income to cash provided by operating activities	211,568	54,105	—	265,673
Changes in assets and liabilities	(85,983)	(27,744)	50,000	(63,727)
Net cash (used for) provided by operating activities	(202,752)	30,344	—	(172,408)
Investing activities
Additions to theatre properties and equipment	(67,618)	—	—	(67,618)
Proceeds from sale of theatre properties and equipment and other	212	—	—	212
Dividends received from subsidiary	50,000	—	(50,000)	—
Loan to parent/subsidiaries	—	(8,288)	8,238	(50)
Net cash used for investing activities	(17,406)	(8,288)	(41,762)	(67,456)
Financing activities
Dividends paid to parent	(42,000)	(50,000)	50,000	(42,000)
Borrowings from parent/subsidiary	8,238	—	(8,238)	—
Proceeds from other borrowings	257,167	—	—	257,167
Repayments on long-term debt	(4,947)	—	—	(4,947)
Payment of debt issue costs	(7,859)	—	—	(7,859)
Payments on finance leases	(11,497)	—	—	(11,497)
Other	(3,257)	—	—	(3,257)
Net cash used for financing activities	195,845	(50,000)	41,762	187,607
Effect of exchange rate changes on cash and cash equivalents	(5,002)	—	—	(5,002)
Decrease in cash and cash equivalents	(29,315)	(27,944)	—	(57,259)
Cash and cash equivalents:
Beginning of year	364,218	123,997	—	488,215
End of year	$334,903	$96,053	$—	$430,956

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

* 101

The following material from Cinemark USA, Inc.’s Form 10-Q for the quarter ended September 30, 2020, filed August 5, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language), filed herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income (Loss), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

* 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK USA, INC.
Registrant

DATE:	November 6, 2020

/s/Mark Zoradi
Mark Zoradi
Chief Executive Officer

/s/Sean Gamble
Sean Gamble
Chief Financial Officer