Form 10-Q
period 2021-06-30
CINEMARK USA INC /TX
filed 2021-08-06
CIK 885975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 5, 2021, 1,500 shares of Class A common stock and 182,648 shares of Class B common stock were outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data, unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$321,097	$260,538
Inventories	14,440	12,593
Accounts receivable	35,306	25,257
Current income tax receivable	39,381	158,932
Prepaid expenses and other	34,664	34,400
Accounts receivable from parent	38,851	36,775
Total current assets	483,739	528,495
Theatre properties and equipment	3,387,203	3,403,103
Less: accumulated depreciation and amortization	1,894,639	1,788,041
Theatre properties and equipment, net	1,492,564	1,615,062
Operating lease right-of-use assets, net	1,229,587	1,278,191
Other assets
Goodwill	1,255,150	1,253,840
Intangible assets, net	312,986	314,195
Investment in NCM	147,629	151,962
Investments in affiliates	23,629	23,726
Deferred charges and other assets, net	31,592	33,199
Total other assets	1,770,986	1,776,922
Total assets	$4,976,876	$5,198,670
Liabilities and equity
Current liabilities
Current portion of long-term debt	$20,910	$18,056
Current portion of operating lease obligations	211,468	208,593
Current portion of finance lease obligations	14,439	16,407
Current income tax payable	—	5,632
Accounts payable and accrued expenses	396,575	350,094
Total current liabilities	643,392	598,782
Long-term liabilities
Long-term debt, less current portion	2,032,784	2,024,956
Operating lease obligations, less current portion	1,085,539	1,138,142
Finance lease obligations, less current portion	109,327	124,609
Long-term deferred tax liability	79,492	89,961
Long-term liability for uncertain tax positions	42,085	19,225
NCM screen advertising advances	350,362	344,255
Other long-term liabilities	51,863	73,746
Total long-term liabilities	3,751,452	3,814,894
Equity
Cinemark USA, Inc.'s stockholder's equity:
Class A common stock, $0.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and 182,648 shares outstanding	49,543	49,543
Treasury stock, 57,245 Class B shares at cost	(24,233)	(24,233)
Additional paid-in-capital	1,440,741	1,310,625
Retained earnings	(503,437)	(163,284)
Accumulated other comprehensive loss	(391,162)	(398,653)
Total Cinemark USA, Inc.'s stockholder's equity	571,450	773,998
Noncontrolling interests	10,580	10,996
Total equity	582,032	784,994
Total liabilities and equity	$4,976,876	$5,198,670

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Admissions	$153,479	$37	$209,600	$292,499
Concession	109,814	124	149,302	190,480
Other	31,359	8,813	50,111	69,611
Total revenues	294,652	8,974	409,013	552,590
Cost of operations
Film rentals and advertising	76,587	388	99,792	157,005
Concession supplies	18,847	2,379	25,987	37,191
Salaries and wages	50,407	8,864	81,573	96,408
Facility lease expense	67,213	65,202	132,042	147,443
Utilities and other	61,185	34,871	110,329	135,394
General and administrative expenses	36,680	27,425	71,794	68,020
Depreciation and amortization	66,920	63,581	135,080	128,837
Impairment of long-lived assets	—	—	—	16,619
Restructuring costs	(740)	19,538	(948)	19,538
Loss on disposal of assets and other	2,358	425	6,863	2,330
Total cost of operations	379,457	222,673	662,512	808,785
Operating loss	(84,805)	(213,699)	(253,499)	(256,195)
Other income (expense)
Interest expense	(31,058)	(31,041)	(61,578)	(55,707)
Interest income	3,809	803	4,429	2,886
Loss on extinguishment of debt	(3,924)	—	(6,527)	—
Foreign currency exchange gain (loss)	2,327	916	(647)	(3,932)
Distributions from NCM	—	690	77	5,914
Interest expense - NCM	(5,962)	(5,934)	(11,797)	(11,825)
Equity in loss of affiliates	(8,109)	(20,120)	(14,915)	(11,634)
Total other expense	(42,917)	(54,686)	(90,958)	(74,298)
Loss before income taxes	(127,722)	(268,385)	(344,457)	(330,493)
Income taxes	9,337	(98,007)	(3,888)	(101,014)
Net loss	$(137,059)	$(170,378)	$(340,569)	$(229,479)
Less: Net income (loss) attributable to noncontrolling interests	186	(427)	(416)	(258)
Net loss attributable to Cinemark USA, Inc.	$(137,245)	$(169,951)	$(340,153)	$(229,221)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(137,059)	$(170,378)	$(340,569)	$(229,479)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) due to fair value adjustments on interest rate swap agreements, net of taxes of $603, $275, $2,847 and $1,954, net of settlements	746	849	6,450	(23,322)
Foreign currency translation adjustments	8,259	(3,702)	(1,206)	(61,327)
Total other comprehensive income (loss), net of tax	9,005	(2,853)	5,244	(84,649)
Total comprehensive loss, net of tax	(128,054)	(173,231)	(335,325)	(314,128)
Comprehensive (income) loss attributable to noncontrolling interests	(186)	427	416	258
Comprehensive loss attributable to Cinemark USA, Inc.	$(128,240)	$(172,804)	$(334,909)	$(313,870)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(340,569)	$(229,479)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation	133,733	126,387
Amortization of intangible and other assets	1,347	2,450
Amortization of debt issue costs	3,556	2,917
Interest accrued on NCM screen advertising advances	11,797	11,825
Amortization of NCM screen advertising advances and other deferred revenues	(16,094)	(15,795)
Amortization of accumulated losses for amended swap agreements	2,247	2,669
Impairment of long-lived assets	—	16,619
Share based awards compensation expense	10,116	7,974
Loss on disposal of assets and other	6,863	2,330
Loss on extinguishment of debt	6,527	—
Non-cash rent expense	(679)	833
Equity in loss of affiliates	14,915	11,634
Deferred income tax expenses	(13,597)	3,380
Distributions from equity investees	156	23,284
Changes in assets and liabilities and other	158,278	(121,174)
Net cash used for operating activities	(21,404)	(154,146)

Investing activities
Additions to theatre properties and equipment	(32,819)	(46,959)
Proceeds from sale of theatre properties and equipment and other	1,995	198
Investment in joint ventures and other, net	—	(50)
Net cash used for investing activities	(30,824)	(46,811)

Financing activities
Contributions received from parent	120,000	—
Dividends paid to parent	—	(42,000)
Payroll taxes paid as a result of stock withholdings	(12)	(2,798)
Proceeds from revolving line of credit	—	98,800
Proceeds from issuance of senior notes	1,170,000	250,000
Proceeds from other borrowings	9,012	6,136
Redemption of senior notes	(1,155,000)	—
Repayments of long-term debt	(4,204)	(3,298)
Payment of debt issue costs	(17,272)	(7,858)
Fees paid related to debt refinancing	(2,058)	—
Payments on finance leases	(7,373)	(7,620)
Other	—	(392)
Net cash provided by (used for) financing activities	113,093	290,970

Effect of exchange rate changes on cash and cash equivalents	(306)	(6,536)

Increase (decrease) in cash and cash equivalents	60,559	83,477

Cash and cash equivalents:
Beginning of period	260,538	488,215
End of period	$321,097	$571,692

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

These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2020, included in the Annual Report on Form 10-K filed March 3, 2021 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be achieved for the full year.

2.	Impact of COVID-19 Pandemic

As the Company has previously disclosed, the COVID-19 pandemic has had an unprecedented impact on the world and the movie exhibition industry. The social and economic effects have been widespread. As a movie exhibitor that operates spaces where patrons gather in close proximity, the Company continues to be significantly impacted by the pandemic. To comply with government mandates at the initial outbreak of the COVID-19 pandemic, the Company temporarily closed all of its theatres in the U.S. and Latin America in March of 2020, implemented temporary personnel and salary reductions, halted non-essential operating and capital expenditures, and negotiated modified timing and/or abatement of contractual payments with landlords and other major suppliers until its theatres reopened.  In addition, the Company suspended its quarterly dividend.

As of June 30, 2021, the Company had reopened all 323 of its domestic theatres and 152 of its 198 international theatres.  During the three months ended June 30, 2021, the Company showed many new releases along with some library content.  Theatre staffing levels remain reduced as compared to pre-COVID levels due to reduced operating hours in certain locations and the Company’s focus on initiatives to enhance productivity. The Company also continues to limit capital expenditures to essential activities and projects.  The Company continued to work with landlords and other vendors during the six months ended June 30, 2021 to extend payment terms as it reopened theatres and continues to recover from the impacts of the COVID-19 pandemic.

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Restructuring Charges

During June 2020, Company management approved and announced a restructuring plan to realign its operations to create a more efficient cost structure (referred to herein as the “Restructuring Plan”).  The Restructuring Plan primarily included a permanent headcount reduction at its domestic corporate office and the permanent closure of certain domestic and international theatres.  The following table summarizes activity recorded during the three months ended June 30, 2021:

	U.S. Operating Segment			International Operating Segment			Consolidated
	Employee-related Costs	Facility Closure Costs	Total Charges	Employee-related Costs	Facility Closure Costs	Total Charges	Employee-related Costs	Facility Closure Costs	Total Charges
Balance at December 31, 2020	$840	$5,740	$6,580	$—	$161	$161	$840	$5,901	$6,741
Amounts paid	(350)	—	(350)	—	—	—	(350)	—	(350)
Reserve adjustments	—	(208)	(208)	—	—	—	—	(208)	(208)
Balance at March 31, 2021	$490	$5,532	$6,022	$—	$161	$161	$490	$5,693	$6,183
Amounts paid	—	(200)	(200)	—	—	—	—	(200)	(200)
Reserve adjustments	(60)	(680)	(740)	—	—	—	(60)	(680)	(740)
Balance at June 30, 2021	$430	$4,652	$5,082	$—	$161	$161	$430	$4,813	$5,243

The remaining accrued restructuring costs of $5,243 are reflected in accounts payable and accrued expenses on the condensed consolidated balance sheet as of June 30, 2021.
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

Lease Deferrals and Abatements

Upon the temporary closure of theatres in March 2020, the Company initiated discussions with landlords to negotiate the deferral of rent and other lease-related payments with certain of its landlords.  The amendments signed with the landlords involve varying concessions, including the abatement of rent payments during closure, deferral of all or a portion of rent payments to later periods and deferrals of rent payments to later periods combined with an early exercise of an existing renewal option or extension of the lease term.  In some cases, the Company is entitled to rent-free periods while theatres remain closed in certain locations due to local regulations.  Total payments deferred as of June 30, 2021 were $56,022, of which $45,573 is included in accounts payable and accrued expenses and $10,449 is included in other long-term liabilities in the condensed consolidated balance sheet.

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following table represents the Company’s aggregate lease costs, by lease classification, for the periods presented.

		Three Months Ended		Six Months Ended
		June 30		June 30
Lease Cost	Classification	2021	2020	2021	2020
Operating lease costs
Equipment (1)	Utilities and other	$423	$131	$868	$1,672
Real Estate (2)(3)	Facility lease expense	67,679	63,460	131,438	145,118
Total operating lease costs		$68,102	$63,591	$132,306	$146,790

Finance lease costs
Amortization of leased assets	Depreciation and amortization	$3,141	$3,680	$6,391	$7,387
Interest on lease liabilities	Interest expense	1,491	1,757	3,061	3,608
Total finance lease costs		$4,632	$5,437	$9,452	$10,995
(1)

Includes approximately $313 and $(985) of short-term lease payments for the three months ended June 30, 2021 and 2020, respectively.  Includes approximately $628 and $(572) of short-term lease payments for the six months ended June 30, 2021 and 2020, respectively.

(2)

Includes approximately $401 and $(2,910) of variable lease payments based on a change in index, such as CPI or inflation, variable payments based on revenues or attendance and variable common area maintenance costs for the three months ended June 30, 2021 and 2020, respectively.   Includes approximately $(1,943) and $9,337 of variable lease payments based on a change in index, such as CPI or inflation, variable payments based on revenues or attendance and variable common area maintenance costs for the six months ended June 30, 2021 and 2020, respectively.

(3)

Approximately $285 and $327 of lease payments are included in general and administrative expenses primarily related to office leases for the three months ended June 30, 2021 and 2020, respectively.   Approximately $649 and $787 of lease payments are included in general and administrative expenses primarily related to office leases for the six months ended June 30, 2021 and 2020, respectively.

The following table represents the minimum cash lease payments recorded as lease expense, interest expense and a reduction of lease liabilities, as well as the non-cash addition of lease assets for the periods indicated.

	Six Months Ended
	June 30,
Other Information	2021	2020
Contractual cash payments included in the measurement of lease liabilities(1)
Cash outflows for operating leases	$133,621	$138,025
Cash outflows for finance leases - operating activities	$3,056	$3,579
Cash outflows for finance leases - financing activities	$7,373	$7,620
Non-cash amount of leased assets obtained in exchange for:
Operating lease liabilities	$55,227	$60,844
Finance lease liabilities	$—	$—
(1)

As discussed above at Lease Deferrals and Abatements, the Company negotiated certain lease amendments to defer and/or abate contractual payments as a result of the COVID-19 pandemic and temporary closure of theatres.  In accordance with FASB Staff guidance, the Company did not recalculate lease liabilities and right of use assets for amendments that did not result in a substantial increase in the rights of the lessor or the obligations of the lessee.  Contractual payment amounts for the six months ended June 30, 2021 above are prior to the impact of deferred or abated rent amounts.

As of June 30, 2021, the Company had signed lease agreements with total contractual minimum lease payments of approximately $158,149 related to theatre leases that had not yet commenced.  The timing of lease commencement is dependent on the completion of construction of the related theatre facility.  Additionally, these amounts are based on estimated square footage and costs to construct each facility and may be subject to adjustment upon final completion of each construction project.  In accordance with ASC Topic 842, fixed minimum lease payments related to these theatre leases which have not yet commenced are excluded from the right-of-use assets and lease liabilities as of June 30, 2021.

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

Accounts receivable as of June 30, 2021 and December 31, 2020 included approximately $12,338 and $6,232 of receivables, respectively, related to contracts with customers.  The Company did not record any assets related to the costs to obtain or fulfill a contract with customers during the six months ended June 30, 2021 or June 30, 2020.

Disaggregation of Revenue

The following tables present revenues for the three and six months ended June 30, 2021 and 2020, disaggregated based on major type of good or service and by reportable operating segment and disaggregated based on timing of revenue recognition.

	Three Months Ended			Six Months Ended
	June 30, 2021			June 30, 2021
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
Major Goods/Services	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Admissions revenues	$140,567	$12,912	$153,479	$189,054	$20,546	$209,600
Concession revenues	99,357	10,457	109,814	132,398	16,904	149,302
Screen advertising, screen rental and promotional revenues (2)	15,322	582	15,904	26,489	2,783	29,272
Other revenues	14,015	1,440	15,455	18,409	2,430	20,839
Total revenues	$269,261	$25,391	$294,652	$366,350	$42,663	$409,013

	Three Months Ended			Six Months Ended
	June 30, 2020			June 30, 2020
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
Major Goods/Services	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Admissions revenues	$37	$—	$37	$232,363	$60,136	$292,499
Concession revenues	55	69	124	152,813	37,667	190,480
Screen advertising, screen rental and promotional revenues (2)	7,883	478	8,361	26,092	12,924	39,016
Other revenues	180	272	452	24,330	6,265	30,595
Total revenues	$8,155	$819	$8,974	$435,598	$116,992	$552,590

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

	Three Months Ended			Six Months Ended
	June 30, 2021			June 30, 2021
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
Timing of Recognition	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$249,427	$23,901	$273,328	$329,961	$38,213	$368,174
Goods and services transferred over time (2)	19,834	1,490	21,324	36,389	4,450	40,839
Total	$269,261	$25,391	$294,652	$366,350	$42,663	$409,013

	Three Months Ended			Six Months Ended
	June 30, 2020			June 30, 2020
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
Timing of Recognition	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$89	$77	$166	$401,531	$101,329	$502,860
Goods and services transferred over time (2)	8,066	742	8,808	34,067	15,663	49,730
Total	$8,155	$819	$8,974	$435,598	$116,992	$552,590
(1)	U.S. segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 16 for additional information on intercompany eliminations.
(2)	Amount includes amortization of NCM screen advertising advances. See Deferred Revenues below.

Deferred Revenues

The following table presents changes in the Company’s NCM screen advertising advances and deferred revenues for the six months ended June 30, 2021.

	NCM screen advertising advances (1)	Other Deferred Revenues (2)
Balance at January 1, 2021	$344,255	$138,830
Amounts recognized as accounts receivable	—	2,993
Cash received from customers in advance	—	21,964
Common units received from NCM (see Note 8)	10,237	—
Interest accrued related to significant financing component	11,797	—
Revenue recognized during period	(15,927)	(29,661)
Foreign currency translation adjustments	—	(56)
Balance at June 30, 2021	$350,362	$134,070
(1)	See Note 8 for the maturity of balance as of June 30, 2021.
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

The table below summarizes the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of June 30, 2021 and when the Company expects to recognize this revenue.

	Twelve Months Ended June 30,
Remaining Performance Obligations	2022	2023	2024	2025	2026	Thereafter	Total
Other deferred revenues	$120,589	$13,481	$—	$—	$—	$—	$134,070

6.	Long Term Debt Activity

Senior Secured Credit Facility

Cinemark USA, Inc. has a senior secured credit facility that includes a $700,000 term loan and a $100,000 revolving credit line (the “Credit Agreement”).  As of June 30, 2021, there was $636,434 outstanding under the term loan and no borrowings were outstanding under the revolving credit line.   As of June 30, 2021, $100,000 was available for borrowing under the revolving credit

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

line. Quarterly principal payments of $1,649 are due on the term loan through December 31, 2024, with a final principal payment of $613,351 due on March 29, 2025.  As a result of the June 15, 2021 amendment to the Credit Agreement discussed below, the revolving credit line matures on November 28, 2024.  The average interest rate applicable to outstanding term loan borrowings under the Credit Agreement at June 30, 2021 was approximately 3.4% per annum, after giving effect to the interest rate swap agreements discussed below.

On April 17, 2020, in conjunction with the issuance of the 8.750% Secured Notes discussed below, the Company obtained a waiver of the leverage covenant from the majority of revolving lenders under the Credit Agreement for the fiscal quarters ending September 30, 2020 and December 31, 2020.  The waiver is subject to certain liquidity thresholds, restrictions on investments and the use of the Applicable Amount.

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

On June 15, 2021, in conjunction with the issuance of the 5.25% Senior Notes discussed below, the Credit Agreement was amended to, among other things, extend the maturity of the revolving credit line from November 28, 2022 to November 28, 2024.  The Company incurred debt issue costs of approximately $500 in connection with the extension of the revolving credit line, which are recorded as a reduction of long-term debt on the consolidated balance sheet.  An additional $83 of related costs were expensed during the three and six months ended June 30, 2021.

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

The Company recorded a loss on extinguishment of debt of $2,603 during the six months ended June 30, 2021, which included the write-off of $1,168 unamortized debt issuance costs and the payment of $1,435 in tender and legal fees.

5.250% Senior Notes

On June 15, 2021, Cinemark USA, Inc. issued $765,000 aggregate principal amount of 5.25% senior notes due 2028, at par value (the “5.25% Senior Notes”). Proceeds, after payment of fees, were used to redeem all of Cinemark USA’s 4.875% $755,000 aggregate principal amount of Senior Notes due 2023 (the “4.875% Senior Notes”). Interest on the 5.25% Senior Notes is payable on January 15 and July 15 of each year, beginning January 15, 2022. The 5.25% Senior Notes mature on July 15, 2028. The Company incurred debt issue costs of approximately $10,684 in connection with the issuance, which are recorded as a reduction of long-term debt on the consolidated balance sheet.

The 5.25% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of Cinemark USA, Inc.’s subsidiaries that guarantee, assume or become liable with respect to any of Cinemark USA, Inc.’s or a guarantor’s debt. The 5.25% Senior Notes and the guarantees will be Cinemark USA’s and the guarantors’ senior unsecured obligations and (i) rank equally in right of payment to Cinemark USA’s and the guarantors’ existing and future senior debt, including borrowings under Cinemark USA’s Credit Agreement (as defined below) and Cinemark USA’s existing senior notes, (ii) rank senior in right of payment to Cinemark USA’s and the guarantors’ future subordinated debt, (iii) are effectively subordinated to all of Cinemark USA’s and the guarantors’ existing and future secured debt, including all obligations under the Credit Agreement and Cinemark USA’s 8.750% senior secured notes due 2025, in each case to the extent of the value of the collateral securing such debt, (iv) are structurally subordinated to all existing and future debt and other liabilities of Cinemark USA’s non-guarantor subsidiaries, and (v) are structurally senior to the 4.50% convertible senior notes due 2025 issued by Cinemark Holdings.

The indenture to the 5.25% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. Upon a change of control, as defined in the indenture, the Company would be required to make an offer to repurchase the 5.25% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 5.25% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if we satisfy the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances.

Prior to July 15, 2024, Cinemark USA, Inc. may redeem all or any part of the 5.25% Senior Notes at its option at 100% of the principal amount plus a make-whole premium plus accrued and unpaid interest on the 5.25% Senior Notes to the date of redemption. On or after July 15, 2024, Cinemark USA, Inc. may redeem the 5.25% Senior Notes in whole or in part at redemption prices specified in the indenture. In addition, prior to July 15, 2024, Cinemark USA, Inc. may redeem up to 40% of the aggregate principal amount of the 5.25% Senior Notes from the net proceeds of certain equity offerings at the redemption price set forth in the indenture, so long as at least 60% of the principal amount of the 5.25% Senior Notes remains outstanding immediately after each such redemption.

4.875% Senior Notes

On May 21, 2021, Cinemark USA, Inc. issued a conditional notice of optional redemption to redeem the $755,000 outstanding principal amount of the 4.875% Senior Notes. In connection therewith, Cinemark USA deposited with Wells Fargo Bank, N.A., as Trustee for the 4.875% Senior Notes (the “Trustee”), funds sufficient to redeem all 4.875% Senior Notes remaining outstanding on June 21, 2021 (the “Redemption Date”). The redemption payment (the “Redemption Payment”) included $755,000 of outstanding principal at the redemption price equal to 100.000% of the principal amount plus accrued and unpaid interest thereon to the

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Redemption Date. Upon deposit of the Redemption Payment with the Trustee on June 15, 2021, the indenture governing the 4.875% Senior Notes was fully satisfied and discharged.

The Company recorded a loss on extinguishment of debt of $3,919, which included the write-off of $3,301 unamortized debt issuance costs and the payment of $618 in related fees.

Additional Borrowings of International Subsidiaries

During the six months ended June 30, 2021, certain of the Company’s international subsidiaries borrowed an aggregate of $9,012 under various local bank loans.  Below is a summary of these loans:

	Loan Amounts
Loan Description	(in USD)	Interest Rates	Covenants	Maturity
Peru bank loan	$3,277	4.8%	Negative covenants	January 2024
Brazil bank loan	$5,735	4.0%	Negative covenants	January 2029

Additionally, the Company deposited cash into a collateral account to support the issuance of bank letters of credit to the lenders for the international loans noted above.  The total amount deposited during the six months ended June 30, 2021 was $7,300.  Total deposits made to support bank letters of credit for the Company’s outstanding international loans is $21,147 and is considered restricted cash as of June 30, 2021.

Interest Rate Swap Agreements

Below is a summary of the Company’s interest rate swap agreements designated as cash flow hedges as of June 30, 2021:
					Estimated
					Fair Value at
Notional					June 30,
Amount	Effective Date	Pay Rate	Receive Rate	Expiration Date	2021 (1)
$137,500	December 31, 2018	2.12%	1-Month LIBOR	December 31, 2024	$7,236
$175,000	December 31, 2018	2.12%	1-Month LIBOR	December 31, 2024	9,215
$137,500	December 31, 2018	2.19%	1-Month LIBOR	December 31, 2024	7,592
$150,000	March 31, 2020	0.57%	1-Month LIBOR	March 31, 2022	507
				Total	$24,550
(1)

Approximately $9,680 of the total is included in accounts payable and accrued expenses and $14,870 is included in other long-term liabilities on the condensed consolidated balance sheet as of June 30, 2021.

  Upon amending the interest rate swap agreements effective March 31,2020, the Company determined that the interest payments hedged with the agreements are still probable to occur, therefore the loss that accumulated on the swaps prior to the amendments of $29,359 is being amortized to interest expense through December 31, 2022, the original maturity dates of the swaps.   Approximately $1,124 and $2,248 was recorded in interest expense in the condensed consolidated income statement for the three and six months ended June 30, 2021, respectively.

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

Fair Value of Long-Term Debt

The Company estimates the fair value of its long-term debt using the market approach, which utilizes quoted market prices that fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by ASC 820, Fair Value Measurement (“ASC Topic 820”). The carrying value of the Company’s long-term debt, excluding unamortized debt discounts and debt issue costs, was $2,087,815 and $2,067,900 as of June 30, 2021 and December 31, 2020, respectively. The fair value of the Company’s long-term debt was $2,127,341 and $1,978,322 as of June 30, 2021 and December 31, 2020, respectively.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

7.	Equity

Below is a summary of changes in stockholders’ equity attributable to Cinemark USA, Inc., noncontrolling interests and total equity for the  three and six months ended June 30, 2021 and 2020:

	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Cinemark USA, Inc. Stockholder's Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2021	$—	$49,543	$(24,233)	$1,310,625	$(163,284)	$(398,653)	$773,998	$10,996	$784,994
Share based awards compensation expense	—	—	—	4,436	—	—	4,436	—	4,436
Contributions from parent	—	—	—	120,000		—	120,000	—	120,000
Net loss	—	—	—	—	(202,908)	—	(202,908)	(602)	(203,510)
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes, net of settlements	—	—	—	—	—	5,704	5,704	—	5,704
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	1,124	1,124	—	1,124
Foreign currency translation adjustments	—	—	—	—	—	(9,465)	(9,465)	—	(9,465)
Balance at March 31, 2021	—	49,543	(24,233)	1,435,061	(366,192)	(401,290)	692,889	10,394	703,283
Share based awards compensation expense	—	—	—	5,680	—	—	5,680	—	5,680
Net loss	—	—	—	—	(137,245)	—	(137,245)	186	(137,059)
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes, net of settlements	—	—	—	—	—	746	746	—	746
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	1,123	1,123	—	1,123
Foreign currency translation adjustments	—	—	—	—	—	8,259	8,259	—	8,259
Balance at June 30, 2021	$—	$49,543	$(24,233)	$1,440,741	$(503,437)	$(391,162)	$571,452	$10,580	$582,032

	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Cinemark USA, Inc. Stockholder's Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2020	$—	$49,543	$(24,233)	$1,291,618	$484,883	$(340,112)	$1,461,699	$12,508	$1,474,207
Share based awards compensation expense	—	—	—	3,882	—	—	3,882	—	3,882
Dividends paid to parent	—	—	—	—	(42,000)	—	(42,000)	—	(42,000)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(392)	(392)
Net loss	—	—	—	—	(59,270)	—	(59,270)	169	(59,101)
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes, net of settlements	—	—	—	—	—	(24,171)	(24,171)	—	(24,171)
Foreign currency translation adjustments	—	—	—	—	—	(57,625)	(57,625)	—	(57,625)
Balance at March 31, 2020	—	49,543	(24,233)	1,295,500	383,613	(421,908)	1,282,515	12,285	1,294,800
Share based awards compensation expense	—	—	—	4,092	—	—	4,092	—	4,092
Net loss	—	—	—	—	(169,951)	—	(169,951)	(427)	(170,378)
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes, net of settlements	—	—	—	—	—	849	849	—	849
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	2,669	2,669	—	2,669
Foreign currency translation adjustments	—	—	—	—	—	(3,702)	(3,702)	—	(3,702)
Balance at June 30, 2020	$—	$49,543	$(24,233)	$1,299,593	$213,662	$(422,092)	$1,116,473	$11,859	$1,128,332

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

8.	Investment in National CineMedia LLC

Below is a summary of activity with NCM included in the Company’s condensed consolidated financial statements:

	Investment in NCM	NCM Screen Advertising Advances	Distributions from NCM	Equity in Loss	Other Revenue	Interest Expense - NCM	Cash Received
Balance as of January 1, 2021	$151,962	$(344,255)
Receipt of common units due to annual common unit adjustment ("CUA")	10,237	(10,237)	—	—	—	—	—
Screen rental revenues earned under ESA (1)	—	—	—	—	(3,790)	—	3,790
Interest accrued related to significant financing component	—	(11,797)	—	—	—	11,797	—
Receipt under tax receivable agreement	(156)	—	(77)	—	—	—	233
Equity in loss	(14,414)	—	—	14,414	—	—	—
Amortization of screen advertising advances	—	15,927	—	—	(15,927)	—	—
Balance as of and for the six months ended June 30, 2021	$147,629	$(350,362)	$(77)	$14,414	$(19,717)	$11,797	$4,023

(1)

Amounts include the per patron and per digital screen theatre access fees due to the Company, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire of approximately $1,399.

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

During March 2021, NCM performed its annual common unit adjustment calculation under the Common Unit Adjustment Agreement. As a result of the calculation, the Company received an additional 2,311,482 common units of NCM, on April 14, 2021. The Company recorded these additional common units at an estimated fair value of $10,237 with a corresponding adjustment to NCM screen advertising advances. The fair value of the common units received was estimated based on the market price of NCMI common stock (Level 1 input as defined in FASB ASC Topic 820) at the time the common units were determined, adjusted for volatility associated with the estimated time period it would take to convert the common units and register the respective shares.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

As of June 30, 2021, the Company owned a total of 43,161,550 common units of NCM representing an ownership interest of approximately 26%. Each of the Company’s common units in NCM is convertible into one share of NCM, Inc. common stock.  As of June 30, 2021, the estimated fair value of the Company’s investment in NCM was approximately $218,829 based on NCM, Inc.’s stock price as of June 30, 2021 of $5.07 per share (Level 1 input as defined in FASB ASC Topic 820).

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

The recognition of revenue related to the NCM screen advertising advances are recorded through February 2041.

	Twelve Months Ended June 30,
Remaining Maturity	2022	2023	2024	2025	2026	Thereafter	Total
NCM screen advertising advances (1)	$8,819	$9,428	$10,081	$10,780	$11,528	$299,726	$350,362

(1)	Amounts are net of the estimated interest to be accrued for the periods presented. See discussion of significant financing component below.

Significant Financing Component

In connection with the completion of the NCMI initial public offering, the Company amended and restated its ESA with NCM and received approximately $174,000 in cash consideration from NCM. The proceeds were recorded as deferred revenue and are being amortized over the term of the modified ESA, or through February 2041. In addition to the consideration received upon the ESA modification during 2007, the Company also receives consideration in the form of common units from NCM, at each annual common unit adjustment settlement, in exchange for exclusive access to the Company’s newly opened domestic screens under the ESA. Due to the significant length of time between receiving the consideration from NCM and fulfillment of the related performance obligation, the ESA includes an implied significant financing component, as per the guidance in ASC Topic 606. As a result of the significant financing component, the Company recognized incremental screen rental revenue and interest expense of $15,927 and $11,797, respectively, during the six months ended June 30, 2021 and incremental screen rental revenue and interest expense of $15,612 and $11,825, respectively, during the six months ended June 30, 2020. The interest expense was calculated using the Company’s incremental borrowing rates at the time when the cash was received from the NCMI IPO and each tranche of common units was received from NCM, which ranged from 4.4% to 8.3%.

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

NCM Financial Information

Below is summary financial information for NCM for the periods indicated:

	Three Months Ended	Three Months ended	Six Months Ended	Six Months Ended
	July 1, 2021	June 25, 2020	July 1, 2021	June 25, 2020
Gross revenues	$13,958	$4,000	$19,403	$68,700
Operating income (loss)	$(29,699)	$(23,800)	$(57,938)	$(18,900)
Net loss	$(46,867)	$(37,800)	$(90,364)	$(46,400)

	As of	As of
	July 1, 2021	December 31, 2020
Current assets	$114,665	$142,566
Noncurrent assets	$674,769	$685,643
Current liabilities	$40,546	$46,872
Noncurrent liabilities	$1,115,424	$1,072,207
Members deficit	$(366,536)	$(290,870)

9.	Other Investments

Digital Cinema Implementation Partners LLC (“DCIP”)

On February 12, 2007, the Company, AMC and Regal (the “Exhibitors”) entered into a joint venture known as DCIP to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema.  As of June 30, 2021, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP.  The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting. On March 10, 2010, DCIP and its subsidiaries completed an initial financing transaction to enable the purchase, deployment and leasing of digital projection systems to the Exhibitors under equipment lease and installation agreements.  On March 31, 2011, DCIP obtained incremental financing necessary to complete the deployment of digital projection systems.  DCIP also entered into long-term Digital Cinema Deployment Agreements (“DCDAs”) with six major motion picture studios pursuant to which Kasima LLC, one of DCIP’s subsidiaries, receives a virtual print fee ("VPF") each time the studio books a film or certain other content on the leased digital projection systems. Other content distributors entered into similar DCDAs that provide for the payment of VPFs for bookings of the distributor's content on a leased digital projection system.  The DCDAs end on the earlier to occur of (i) the tenth anniversary of the "mean deployment date" for all digital projection systems scheduled to be deployed over a period of up to five years, or (ii) the date DCIP achieves "cost recoupment", each as defined in the DCDAs.  Cost recoupment occurs when revenues attributable to the digital projection systems exceed the financing, deployment, administration and other costs associated with the purchase of the digital projection systems.  DCIP expects cost recoupment to occur during late 2021. The timing of cost recoupment is dependent on VPF payments from studios. Pursuant to the operating agreement between the Exhibitors and DCIP, DCIP began to distribute excess cash to the Exhibitors upon the payoff of its outstanding debt, which occurred during the year ended December 31, 2019.

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

Below is summary financial information for DCIP for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Gross revenues	$14,098	$23	$19,722	$32,533
Operating income (loss)	$19,461	$(37,305)	$23,441	$(42,544)
Net income (loss)	$20,056	$(37,966)	$23,957	$(49,106)

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

	As of
	June 30, 2021	December 31, 2020
Current assets	$39,792	$36,372
Noncurrent assets	$139	$205
Current liabilities	$13,426	$39,844
Noncurrent liabilities	$355	$687
Members' equity	$26,150	$(3,954)

The Company had the following transactions with DCIP, reflected in utilities and other costs on the condensed consolidated statements of income, during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Equipment lease payments (1)	$—	$—	$—	$1,038
Warranty reimbursements from DCIP	$(434)	$—	$(700)	$(3,123)
Management service fees	$4	$—	$15	$84
(1)

As a result of the MELA amendment noted above, the Company recorded a lease termination liability during 2020.  The lease termination payments made during the three and six months ended June 30, 2021 reduced the liability outstanding.  The remaining termination liability of $1,041 as of June 30, 2021 is reflected in accrued other current liabilities on the condensed consolidated balance sheet.

Other Investment Activity

Below is a summary of activity for each of the Company’s other investments for the six months ended June 30, 2021:

	AC JV, LLC	DCDC	FE Concepts	Other	Total
Balance at January 1, 2021	$3,745	$1,255	$18,273	$453	$23,726
Equity income (loss)	(938)	46	391	—	(501)
Other	—	—	—	404	404
Balance at June 30, 2021	$2,807	$1,301	$18,664	$857	$23,629

Below is a summary of transactions with each of the Company’s other investees for the six months ended June 30, 2021:

		Six Months Ended
Investee	Transactions	June 30, 2021	June 30, 2020
AC JV, LLC	Event fees paid (1)	$587	$2,258
DCDC	Content delivery fees paid (1)	$211	$208
FE Concepts	Theatre service fees received (2)	$(31)	$(10)
(1)	Included in film rentals and advertising costs on the condensed consolidated statements of income.
(2)	Included in other revenues on the condensed consolidated statements of income.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

10.	Share Based Awards

Restricted Stock – During the six months ended June 30, 2021, Cinemark Holdings, Inc. granted 1,050,348 shares of restricted stock to its directors and employees of the Company. The fair value of the restricted stock granted was determined based on the closing price of Cinemark Holdings, Inc.’s common stock on the day preceding the grant date, which ranged from $21.01 to $23.98 per share. The Company assumed forfeiture rates for the restricted stock awards that ranged from 0% to 10%. Certain of the restricted stock awards vested immediately on the grant date while others vest over periods ranging from one to four years.  The recipients of restricted stock are entitled to receive non-forfeitable dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

Below is a summary of restricted stock activity for the six months ended June 30, 2021:

	Shares of	Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2021	1,431,975	$21.11
Granted	1,050,348	$21.38
Vested	(115,072)	$23.81
Forfeited	(41,482)	$18.19
Outstanding at June 30, 2021	2,325,769	$21.15
Unvested restricted stock at June 30, 2021	2,325,769	$21.15

	Six Months Ended June 30,
	2021	2020
Compensation expense recognized by the Company during the period	$8,487	$4,945
Additional compensation expense recognized by Cinemark Holdings, Inc. during the period	$459	$458
Fair value of restricted shares held by Company employees that vested during the period	$1,148	$8,323
Fair value of restricted shares held by Cinemark Holdings, Inc.’s directors that vested during the period	$1,329	$377
Income tax benefit (cost) recognized upon vesting of restricted stock awards held by Company employees	$(224)	$2,474
Additional income tax benefit recognized upon vesting of restricted stock awards held by Cinemark Holdings, Inc.'s directors	$279	$146

As of June 30, 2021, the estimated remaining unrecognized compensation expense related to unvested restricted stock awards was $32,908, of which $32,029 will be recognized by the Company and $880 will be recognized by Cinemark Holdings, Inc.  The weighted average period over which this remaining compensation expense will be recognized is approximately two years.

Restricted Stock Units – Cinemark Holdings, Inc. did not grant any restricted stock units during the six months ended June 30, 2021.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

During the six months ended June 30, 2021, the Compensation Committee of Cinemark Holdings, Inc.’s Board of Directors evaluated the impact of the COVID-19 pandemic on the performance metric used for the restricted stock unit awards granted during February 2019 and February 2020 and determined that the COVID-19 pandemic significantly impacted the Company’s ability to meet the performance metric.  The Compensation Committee made a discretionary decision to certify the vest of the 2019 and 2020 restricted stock unit awards at target based upon the unforeseen, external circumstances beyond management’s control, the projected macroeconomic conditions through 2021 and beyond, and the uncertain timing as to the recovery of the Company’s industry.

	Six Months Ended June 30,
	2021	2020
Number of restricted stock unit awards that vested during the period	15,230	117,500
Fair value of restricted stock unit awards that vested during the period	$314	$3,634
Accumulated dividends paid upon vesting of restricted stock unit awards	$62	$563
Compensation expense recognized during the period	$1,629	$3,029
Income tax benefit (cost) related to stock unit awards	$(306)	$526

As of June 30, 2021, the estimated remaining unrecognized compensation expense related to outstanding restricted stock unit awards was $8,388. The weighted average period over which this remaining compensation expense will be recognized is approximately 2 years. As of June 30, 2021, the Company had restricted stock units outstanding that represented a total of 561,041 hypothetical shares of common stock, net of forfeitures, reflecting actual certified performance levels for all grants outstanding.
11.	Goodwill and Other Intangible Assets

A summary of the Company’s goodwill is as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at January 1, 2021 (1)	$1,182,853	$70,987	$1,253,840
Foreign currency translation adjustments	—	1,310	1,310
Balance at June 30, 2021 (1)	$1,182,853	$72,297	$1,255,150

(1)

Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $43,750 for the international operating segment.  See discussion of the qualitative impairment analysis performed by the Company as of June 30, 2021 at Note 12.

A summary of the Company’s intangible assets is as follows:

	Balance at January 1, 2021	Amortization	Other (1)	Balance at June 30, 2021
Intangible assets with finite lives:
Gross carrying amount	$82,432	$—	$117	$82,549
Accumulated amortization	(68,416)	(1,326)	—	(69,742)
Total net intangible assets with finite lives	$14,016	$(1,326)	$117	$12,807

Intangible assets with indefinite lives:
Tradename and other	300,179	—	—	300,179
Total intangible assets, net	$314,195	$(1,326)	$117	$312,986
(1)	Amount represents foreign currency translation adjustments.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The estimated aggregate future amortization expense for intangible assets is as follows:

For the six months ended December 31, 2021	$1,377
For the twelve months ended December 31, 2022	2,581
For the twelve months ended December 31, 2023	2,485
For the twelve months ended December 31, 2024	2,485
For the twelve months ended December 31, 2025	2,363
Thereafter	1,516
Total	$12,807

12.	Impairment of Long-Lived Assets

The Company performed a qualitative impairment analysis on its long-lived assets as of March 31, 2021 and June 30, 2021.  The Company’s qualitative analyses considered economic and market conditions, industry trading multiples and the impact of recent industry developments and events on the estimated fair values as determined during its most recent quantitative assessments performed as of December 31, 2020.  The Company’s consideration of economic and market conditions included the status of the COVID-10 pandemic and its impact on the Company’s recovery as well as future film release schedules.  As a result of the qualitative assessment, no impairment of long-lived assets was recorded during the three and six months ended June 30, 2021.  The Company will continue to evaluate actual theatre performance, economic and market conditions, industry trading multiples and industry projections during the remainder of 2021 for potential impairment exposure.

The following table is a summary of the impairment recorded as a result of the evaluations performed during the six months ended June 30, 2020:

Six Months Ended
June 30,
2020
U.S. Segment
Theatre properties	$3,643
Theatre operating lease right-of-use assets	5,952
U.S. total	9,595

International segment
Theatre properties	4,484
Theatre operating lease right-of-use assets	2,540
International total	7,024

Total Impairment	$16,619

13.	Fair Value Measurements

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

Below is a summary of liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of June 30, 2021 and December 31, 2020:

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

		Carrying	Fair Value Hierarchy
Description	As of,	Value	Level 1	Level 2	Level 3
Interest rate swap liabilities (1)	June 30, 2021	$24,550	$—	$24,550	$—

Interest rate swap liabilities (1)	December 31, 2020	$33,847	$—	$33,847	$—
(1)	See further discussion of interest rate swaps at Note 6.

The Company uses the market approach for fair value measurements on a nonrecurring basis in the impairment evaluations of its goodwill, intangible assets and long-lived assets (see Note 11 and Note 12). See additional explanation of fair value measurement techniques used for long-lived assets, goodwill and intangible assets in “Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed March 3, 2021.  There were no changes in valuation techniques.  The Company elected to perform its goodwill impairment evaluation using both the market approach and the income approach for the six months ended June 30, 2021. There were no transfers in to or out of Level 1, Level 2 or Level 3 during the six months ended June 30, 2021.
14.	Foreign Currency Translation

The accumulated other comprehensive loss account in stockholders’ equity of $391,162 and $398,653 as of June 30, 2021 and December 31, 2020, respectively, primarily includes cumulative foreign currency net losses of $376,850 and $375,644, respectively, from translating the financial statements of the Company’s international subsidiaries and the cumulative changes in fair value of the Company’s interest rate swap agreements that are designated as hedges.

As of June 30, 2021, all foreign countries where the Company has operations, other than Argentina, are non-highly inflationary, and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss.  The Company deemed Argentina to be highly inflationary beginning July 1, 2018.  A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the financial statements of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity.  The financial information of the Company’s Argentina subsidiaries was remeasured in U.S. dollars in accordance with ASC Topic 830, Foreign Currency Matters, effective July 1, 2018.

Below is a summary of the impact of translating the June 30, 2021 and 2020 financial statements of the Company’s international subsidiaries:

			Other Comprehensive Loss for
	Exchange Rate as of		Six Months Ended
Country	June 30, 2021	December 31, 2020	June 30, 2021	June 30, 2020
Brazil	4.97	5.20	$2,766	$(49,478)
Chile	729.44	714.14	(1,401)	(8,233)
Colombia	3,756.67	3,432.50	(134)	(2,523)
Peru	3.90	3.65	(1,959)	(2,480)
All other			(478)	1,387
			$(1,206)	$(61,327)

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

(1)  Beginning July 1, 2018, Argentina was deemed highly inflationary.  A gain of $425 and $633 for the six months ended June 30, 2021 and 2020, respectively, is reflected as foreign currency exchange loss on the Company’s condensed consolidated statement of income as a result of translating Argentina financial results to U.S. dollars.
15.	Supplemental Cash Flow Information

The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Six Months Ended
	June 30,
	2021	2020
Cash paid for interest	$59,890	$47,014
Cash paid (refunds received) for income taxes, net	$(136,397)	$5,229
Cash deposited in restricted accounts (1)	$7,300	$—
Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (2)	$(3,536)	$1,043
Interest expense - NCM (see Note 8)	$(11,797)	$(11,825)
Investment in NCM – receipt of common units (see Note 8)	$10,237	$3,620
(1)	Represents cash deposited in a collateral account during the period to support the issuance of letters of credit to lenders. See further discussion at Note 6.
(2)	Additions to theatre properties and equipment included in accounts payable as of June 30, 2021 and December 31, 2020 were $24,714 and $28,250, respectively.
16.	Segments

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

Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues
U.S.	$269,437	$8,155	$366,704	$437,457
International	25,391	819	42,663	116,992
Eliminations	(176)	—	(354)	(1,859)
Total revenues	$294,652	$8,974	$409,013	$552,590

Adjusted EBITDA
U.S.	$946	$(95,905)	$(75,539)	$(39,639)
International	(12,340)	(21,366)	(27,293)	(11,227)
Total Adjusted EBITDA	$(11,394)	$(117,271)	$(102,832)	$(50,866)

Capital expenditures
U.S.	$11,483	$11,028	$25,124	$36,701
International	3,656	1,788	7,695	10,258
Total capital expenditures	$15,139	$12,816	$32,819	$46,959

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following table sets forth a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(137,059)	$(170,378)	$(340,569)	$(229,479)
Add (deduct):
Income taxes	9,337	(98,007)	(3,888)	(101,014)
Interest expense (1)	31,058	31,041	61,578	55,707
Other expense, net (2)	7,935	24,335	22,932	24,505
Cash distributions from DCIP (3)	—	5,222	—	10,383
Cash distributions from other equity investees (4)	—	1,456	156	12,901
Depreciation and amortization	66,920	63,581	135,080	128,837
Impairment of long-lived assets	—	—	—	16,619
Restructuring costs	(740)	19,538	(948)	19,538
Loss on disposal of assets and other	2,358	425	6,863	2,330
Loss on extinguishment of debt	3,924	—	6,527	—
Non-cash rent expense	(807)	1,424	(679)	833
Share based awards compensation expense	5,680	4,092	10,116	7,974
Adjusted EBITDA	$(11,394)	$(117,271)	$(102,832)	$(50,866)

(1)	Includes amortization of debt issue costs and amortization of accumulated losses for amended swap agreements.
(2)	Includes interest income, foreign currency exchange loss, equity in income (loss) of affiliates and interest expense - NCM and excludes distributions from NCM.
(3)	Includes cash distributions from DCIP, which were recorded as a reduction of the Company’s investment in DCIP. These distributions are reported entirely within the U.S. operating segment.
(4)

Includes cash distributions received from equity investees, other than those from DCIP noted above, that were recorded as a reduction of the respective investment balances (see Notes 8 and 9).  These distributions are reported entirely within the U.S. operating segment.

Financial Information About Geographic Areas

Below is a breakdown of selected financial information by geographic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues	2021	2020	2021	2020
U.S.	$269,437	$8,155	$366,704	$437,457
Brazil	5,463	348	9,901	53,316
Other international countries	19,928	471	32,762	63,676
Eliminations	(176)	—	(354)	(1,859)
Total	$294,652	$8,974	$409,013	$552,590

	As of	As of
Theatre Properties and Equipment-net	June 30, 2021	December 31, 2020
U.S.	$1,286,878	$1,392,780
Brazil	69,486	72,080
Other international countries	136,200	150,202
Total	$1,492,564	$1,615,062

17.	Related Party Transactions

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues. The Company recorded $116 and $114 of management fee revenues during the six months ended June 30, 2021 and 2020, respectively. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.

The Company has an Aircraft Time Sharing Agreement with Copper Beech Capital, LLC (“Copper Beech”) to use, on occasion, a private aircraft owned by Copper Beech. Copper Beech is owned by Mr. Mitchell and his wife, Tandy Mitchell. The private aircraft is used by Mr. Mitchell and other executives who accompany Mr. Mitchell to business meetings for the Company. The Company reimburses Copper Beech for the actual costs of fuel usage and the expenses of the pilots, landing fees, storage fees and similar expenses incurred during the trip.  For the six months ended June 30, 2021 and 2020, the aggregate amounts paid to Copper Beech for the use of the aircraft was $0 and $12, respectively.

The Company leases 14 theatres and one parking facility from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of Cinemark Holdings, Inc.’s directors and is an officer of the general partner of Syufy. Of these 15 leases, 14 have fixed minimum annual rent. The one lease without minimum annual rent has rent based upon a specified percentage of gross sales as defined in the lease. For the six months ended June 30, 2021 and 2020, the Company paid total rent of approximately $12,042 and $10,542, respectively, to Syufy.

The Company has a 50% voting interest in FE Concepts, a joint venture with AWSR, an entity owned by Lee Roy Mitchell and Tandy Mitchell.  FE Concepts operates a family entertainment center that offers bowling, gaming, movies and other amenities that opened during December 2019.  See Note 9 for further discussion.

The Company has paid certain fees on behalf of its parent, Cinemark Holdings, Inc., and Cinemark Holdings, Inc. has paid income taxes and other expenses on behalf of the Company.  The net receivable from Cinemark Holdings, Inc. as of June 30, 2021 and December 31, 2020 was $38,851 and $36,775, respectively.  The Company received contributions from Cinemark Holdings, Inc. of $120,000 during the three months ended March 31, 2021 and paid dividends of $42,000 to Cinemark Holdings, Inc. during the six months ended June 30, 2020.
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

Recent Developments

As we have previously disclosed, the COVID-19 pandemic has had an unprecedented impact on the world and our industry. The social and economic effects have been widespread, and the situation continues to evolve. As a movie exhibitor that operates spaces where patrons gather in close proximity, we have been, and continue to be, significantly impacted by the COVID-19 pandemic. At the initial outbreak of the COVID-19 pandemic, to comply with government mandates, we temporarily closed all of our theatres in the U.S. and Latin America effective March 17, 2020 and March 18, 2020, respectively. In conjunction with the temporary closure of our theatres in March 2020, we implemented temporary personnel and salary reductions, halted non-essential operating and capital expenditures, and negotiated modified timing and/or abatement of contractual payments with landlords and other major suppliers until our theatres reopened. In addition, we suspended our quarterly dividend.

We have implemented a variety of health and safety protocols in our theatres for the safety of our employees, guests and surrounding communities.   We consistently monitor health authority recommendations and the status of the virus in assessing the safety protocols we have in place.

As of June 30, 2021, we had reopened all 323 of our domestic theatres and 152 of our 198 international theatres.  During the three months ended June 30, 2021, we showed many new releases along with some library content.  Theatre staffing levels remain reduced as compared to pre-COVID levels due to reduced operating hours in certain locations and our focus on initiatives to enhance productivity. We also continue to limit capital expenditures to essential activities and projects.  We continued to work with landlords and other vendors during the six months ended June 30, 2021 to extend payment terms as we reopened theatres and continue to recover from the impacts of the COVID-19 pandemic.

Based on our current estimates of recovery, we believe we have and will generate sufficient cash to sustain operations for the foreseeable future as we work to return to historical working capital levels.  Nonetheless, the COVID-19 pandemic has had, and continues to have, adverse effects on our business, results of operations, cash flows and financial condition.

General Information

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Argentina, Chile, Colombia, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay. As of June 30, 2021, we managed our business under two reportable operating segments – U.S. markets and international markets. See Note 16 to our condensed consolidated financial statements.

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

Films leading the box office during the six months ended June 30, 2021 included the carryover from The Croods: A New Age and Wonder Woman 1984, and new releases Tom & Jerry, Godzilla vs. Kong, A Quiet Place Part II, Cruella, The Conjuring: The Devil Made Me Do It, Peter Rabbit 2, F9: The Fast Saga, Mortal Kombat and Demon Slayer: Kimetsu no Yaiba. Films currently scheduled for release during the remainder of 2021 include Black Widow, The Boss Baby: Family Business, Suicide Squad, Venom: Let There Be Carnage, No Time to Die, Eternals, Top Gun Maverick, Encanto and the Marvel sequel Spider-man; No Way Home, among other films.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating data (in millions):
Revenues
Admissions	$153.5	$—	$209.6	$292.5
Concession	109.8	0.1	149.3	190.5
Other	31.3	8.9	50.1	69.6
Total revenues	$294.6	$9.0	$409.0	$552.6
Cost of operations
Film rentals and advertising	76.6	0.4	99.8	157.0
Concession supplies	18.8	2.4	26.0	37.2
Salaries and wages	50.4	8.8	81.6	96.4
Facility lease expense	67.2	65.2	132.0	147.4
Utilities and other	61.2	34.9	110.3	135.4
General and administrative expenses	36.7	27.4	71.8	68.0
Depreciation and amortization	66.9	63.5	135.1	128.8
Impairment of long-lived assets	—	—	—	16.6
Restructuring costs	(0.7)	19.5	(0.9)	19.5
Loss on disposal of assets and other	2.4	0.4	6.9	2.3
Total cost of operations	379.5	222.5	662.6	808.6
Operating loss	$(84.9)	$(213.5)	$(253.6)	$(256.0)

Operating data as a percentage of total revenues:
Revenues
Admissions	52.1%	0.0%	51.2%	52.9%
Concession	37.3%	1.1%	36.5%	34.5%
Other	10.6%	98.9%	12.3%	12.6%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations (1)
Film rentals and advertising	49.9%	NM	47.6%	53.7%
Concession supplies	17.1%	NM	17.4%	19.5%
Salaries and wages	17.1%	NM	20.0%	17.4%
Facility lease expense	22.8%	NM	32.3%	26.7%
Utilities and other	20.8%	NM	27.0%	24.5%
General and administrative expenses	12.5%	NM	17.6%	12.3%
Total cost of operations	128.8%	NM	162.0%	146.3%
Operating loss	(28.8)%	NM	(62.0)%	(46.3)%

(1)

All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues.  Certain values are considered not meaningful (“NM”) as they are not comparable due to the temporary theatre closures effective March 18, 2020.

Three months ended June 30, 2021 versus June 30, 2020

Three months ended June 30, 2020 – All of our domestic and international theatres were temporarily closed effective March 17, 2020 and March 18, 2020, respectively, as a result of the COVID-19 pandemic. We opened five domestic theatres in late June 2020 to test our new safety protocols, showing library content.  We offered “welcome back” pricing for movie tickets and concession products to encourage our patrons to return to the movies.  During the three months ended June 30, 2020 we had 13 thousand patrons visit our five domestic theatres and generated $37 thousand of admissions revenue and $57 thousand of concession revenues. Other revenues of $8.9 million for the three months ended June 30, 2020 primarily included the amortization of deferred NCM screen advertising advances (see Note 8). Please see below for a summary of our performance for the three months ended June 30, 2021.

Three months ended June 31, 2021 – We had reopened all 323 of our domestic theatres and 152 of our 198 international theatres as of June 30, 2021.  Certain of our international theatres had to temporarily close again during portions of the second quarter of 2021 due to the COVID-19 pandemic.

	U.S. Operating Segment	International Operating Segment	Consolidated

	2021	2021	2021
Admissions revenues (1)	$140.6	$12.9	$153.5
Concession revenues (1)	$99.4	$10.4	$109.8
Other revenues (1)(2)	$29.3	$2.0	$31.3
Total revenues (1)(2)	$269.3	$25.3	$294.6
Attendance (1)	15.1	4.0	19.1
Average ticket price (1)	$9.33	$3.21	$8.04
Concession revenues per patron (1)	$6.59	$2.60	$5.75

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
•

U.S.  We showed new releases during a majority of the second quarter of 2021, including A Quiet Place Part II, Godzilla vs. Kong, F9: The Fast Saga, Cruella, The Conjuring: The Devil Made Me Do It, Mortal Kombat and Demon Slayer: Kimetsu no Yaiba.  Additionally, we continued to offer Private Watch Parties to our patrons.  Average ticket price was $9.33, primarily as a result of pricing and ticket mix.  Concession revenues per patron was $6.59 driven by price increases, enhanced food items reintroduced at certain theatres and the recognition of previously deferred loyalty revenues.  Other revenues for the second quarter of 2021 included screen rental revenue, promotional and trailer placement income related to the recent new film releases and transactional fees.  Other revenues for the second quarter of 2020 primarily included the amortization of NCM screen advertising advances.

•

International.  We offered some new releases and library content in our international theatres during the second quarter of 2021, resulting in 4 million in attendance, $12.9 million of admissions revenue and $10.4 million of concessions revenue.  Our average ticket price was $3.21 as reported and $3.31 in constant currency.  Concession revenues per patron was $2.60 as reported and $2.68 in constant currency driven by increased purchase incidence of our core concession items, the impact of inflation, new premium combo offerings, and increased retail concession sales.  Certain of our international theatres had to temporarily close again for portions of the second quarter of 2021 due to local restrictions, impacting admissions and concessions revenue.  Other revenues primarily included screen advertising and loyalty membership revenues.

Cost of Operations. The table below summarizes our theatre operating costs (in millions) by reportable operating segment for the three months ended June 30, 2021 and 2020.

	U.S. Operating Segment		International Operating Segment			Consolidated
	2021	2020	2021	2020	Constant Currency (1) 2021	2021	2020
Film rentals and advertising	$70.3	$0.2	$6.3	$0.2	$6.6	$76.6	$0.4
Concession supplies	$16.1	$1.5	$2.7	$0.9	$2.7	$18.8	$2.4
Salaries and wages	$43.5	$3.4	$6.9	$5.4	$7.2	$50.4	$8.8
Facility lease expense	$59.9	$59.8	$7.3	$5.4	$7.3	$67.2	$65.2
Utilities and other	$52.9	$28.8	$8.3	$6.1	$8.5	$61.2	$34.9

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

•

U.S. Film rentals and advertising costs for second quarter of 2021 were 50% of admissions revenue and reflected the release of new films, though with lower performing box office in the COVID-19 pandemic environment relative to historic levels, which skewed lower on the negotiated film rental scales.  Concession supplies expenses for the second quarter of 2021 was 16.2% of concessions revenue.  The concession supplies rate for the second quarter of 2021 reflected the impact of retail price increases and favorable product mix.

Salaries and wages increased to $43.5 million for the second quarter of 2021 as all of our theatres reopened by the end of the quarter requiring hiring and training of employees.  We also began extending operating hours to accommodate the release of new films while maintaining our focus on efficient staffing levels. Facility lease expense, which is primarily fixed in nature, reflects a slight increase in percentage rent expense and common area maintenance costs as volumes increased, partially offset by the impact of the permanent closure of certain theatres. Utilities and other costs increased to $52.9 million, as many of these costs, such as credit card fees, security expenses, janitorial costs and repairs and maintenance, are variable in nature and have increased with the improved attendance from new film content.

•

International. Film rentals and advertising costs for second quarter of 2021 were 48.8% of admissions revenue.  Concession supplies expenses, which were impacted by a higher mix of retail and premium concession products, were 26% of concessions revenue.

Salaries and wages increased to $6.9 million as reported for the second quarter of 2021 as many of our theatres reopened.  Facility lease expense increased to $7.3 million for the second quarter of 2021 reflecting payment of rent under alternative structures, such as percentage rents in place of minimum fixed rents, as theatres recover, partially offset by the impact of the permanent closure of certain theatres. Utilities and other costs increased to $8.3 million, as many of these costs are variable in nature and have increased with the improved attendance from new film content and theatre reopenings.

General and Administrative Expenses.  General and administrative expenses increased to $36.7 million for the second quarter of 2021 compared to $27.4 million for the second quarter of 2020.  The increase is primarily due to the temporary salary reductions and furloughs for our corporate workforce during the second quarter of 2020 in response to the temporary closure of all of our theatres in March 2020.

Depreciation and Amortization. Depreciation and amortization expense increased $3.4 million during the second quarter of 2021 primarily due to the digital projectors received in a non-cash distribution from DCIP during the fourth quarter of 2020.  See Note 9 to the condensed consolidated financial statements for discussion of the non-cash distribution from DCIP.

Restructuring Costs. Restructuring costs were $(0.7) million during the second quarter of 2021 compared to $19.5 million during the second quarter of 2020.  The credit recorded during the second quarter of 2021 was primarily the result of settlements of lease obligations below the original estimated amounts.  Charges recorded during the second quarter of 2020 related to a restructuring plan implemented during the second quarter of 2020. See Note 2 to our condensed consolidated financial statements for further discussion.

Loss on Disposal of Assets and Other. We recorded a loss on disposal of assets and other of $2.4 million during the second quarter of 2021 compared to $0.4 million during the second quarter of 2020. Activity for the second quarter of 2021 was primarily related to the termination of certain lease agreements, partially offset by gains on sales of excess land parcels.  Activity for the second quarter of 2020 was primarily due to the retirement of assets related to theatre remodels.

Loss on Extinguishment of Debt.  We recorded a loss on extinguishment of debt of $3.9 million during the second quarter of 2021 related to the early retirement of our 4.875% Senior Notes, including a write-off of unamortized debt issuance costs and legal and other fees paid.  See Note 6 to our condensed consolidated financial statements.

Interest expense – NCM.  We recorded non-cash interest expense of $5.9 million for the second quarter of 2021 and in the second quarter of 2020, related to the significant financing component associated with certain of our agreements with NCM.  See Note 8 to our condensed consolidated financial statements for further discussion.

Equity in Loss of Affiliates. We recorded equity in loss of affiliates of $8.1 million during the second quarter of 2021 compared to $20.1 million during the second quarter of 2020.  Our equity method investees have also been impacted the COVID-19 pandemic and the temporary closure of our theatres.  See Note 2 to our condensed consolidated financial statements for additional discussion of the COVID-19 pandemic.  See Notes 8 and 9 to our condensed consolidated financial statements for information about our equity investments.

Income Taxes. An income tax expense of $9.3 million was recorded for the second quarter of 2021 compared to an income tax benefit of $(98.0) million for the second quarter of 2020. The effective tax rate was approximately (7.3)% for the second quarter of 2021 compared to 36.5% for the second quarter of 2020. The effective tax rate for the second quarter of 2021 was unfavorably impacted by valuation allowances related to certain foreign tax credits and deferred tax assets for which the ultimate realization is uncertain.   Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Six months ended June 30, 2021 (the “2021 period”) versus June 30, 2020 (the “2020 period”)

We had reopened all 323 of our domestic theatres and 152 of our 198 international theatres as of June 30, 2021.  Certain of our international theatres had to temporarily close again for portions of the 2021 period due to the COVID-19 pandemic.  We continue to monitor the status of the COVID-19 pandemic and local government regulations as we reopen theatres.

	U.S. Operating Segment			International Operating Segment					Consolidated
							Constant Currency (3)
	2021	2020	% Change	2021	2020	% Change	2021	% Change	2021	2020	% Change
Admissions revenues (1)	$189.1	$232.3	(18.6)%	$20.5	$60.2	(65.9)%	$21.9	(63.6)%	$209.6	$292.5	(28.3)%
Concession revenues (1)	$132.4	$152.8	(13.4)%	$16.9	$37.7	(55.2)%	$17.8	(52.8)%	$149.3	$190.5	(21.6)%
Other revenues (1)(2)	$44.9	$50.4	(10.9)%	$5.2	$19.2	(72.9)%	$6.0	(68.8)%	$50.1	$69.6	(28.0)%
Total revenues (1)(2)	$366.4	$435.5	(15.9)%	$42.6	$117.1	(63.6)%	$45.7	(61.0)%	$409.0	$552.6	(26.0)%
Attendance (1)	20.3	27.9	(27.2)%	6.5	17.9	(63.7)%			26.8	45.8	(41.5)%
Average ticket price (1)	$9.31	$8.33	11.8%	$3.15	$3.36	(6.3)%	$3.36	—%	$7.81	$6.39	22.2%
Concession revenues per patron (1)	$6.52	$5.48	19.0%	$2.59	$2.11	22.7%	$2.73	29.4%	$5.56	$4.16	33.7%

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

•

U.S.  We showed many new releases during the 2021 period, including A Quiet Place Part II, Godzilla vs. Kong, F9: The Fast Saga, Cruella, The Conjuring: The Devil Made Me Do It, Tom and Jerry, Mortal Kombat and Demon Slayer: Kimetsu no Yaiba and also showed some library content.  Additionally, we continued to offer Private Watch Parties to our patrons.  Average ticket price increased 11.8% to $9.31, primarily as a result of the mix of fewer matinee and weekday showtimes, the impact of Private Watch Parties and recognition of previously deferred loyalty revenues.  Concession revenues per patron increased 19% to $6.52 driven by an increase in overall purchase incidence across core concession items, price increases and the recognition of previously deferred loyalty revenues, that were partially offset by the impact of continued welcome back pricing in certain locations.   Other revenues for the 2021 and 2020 periods included the amortization of NCM screen advertising advances.  Other revenues for the 2021 period also included screen rental revenue, promotional and trailer placement income related to the recent new film releases and transactional fees, which were lower than the 2020 period as a result of reduced attendance.

•

International.  We offered new releases and some library content in our international theatres during the 2021 period, resulting in 6.5 million in attendance, $20.5 million of admissions revenues and $16.9 million of concession revenues.  Our average ticket price was $3.15 as reported, which was consistent in constant currency with the 2020 period of $3.36.  Concession revenues per patron was $2.59 as reported, $2.73 in constant currency, for the 2021 period compared to $2.11 in the 2020 period.  The increase was a result of increased purchase incidence of our core concession items, the impact of inflation, new premium combo offerings, and increased retail concession sales.  Other revenues primarily included screen advertising and loyalty membership revenues and were impacted by reduced attendance.

Cost of Operations. The table below summarizes our theatre operating costs (in millions) by reportable operating segment for the six months ended June 30, 2021 and 2020.

	U.S. Operating Segment		International Operating Segment			Consolidated
	2021	2020	2021	2020	Constant Currency (1) 2021	2021	2020
Film rentals and advertising	$89.6	$128.2	$10.2	$28.8	$11.0	$99.8	$157.0
Concession supplies	$21.6	$27.1	$4.4	$10.1	$4.6	$26.0	$37.2
Salaries and wages	$68.4	$74.6	$13.2	$21.8	$14.4	$81.6	$96.4
Facility lease expense	$118.9	$125.2	$13.1	$22.2	$13.6	$132.0	$147.4
Utilities and other	$92.9	$103.8	$17.4	$31.6	$19.0	$110.3	$135.4
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

•

U.S. Film rentals and advertising costs for the 2021 period were 47.4% of admissions revenue compared to 55.2% for the 2020 period.  The rate for the 2021 period reflected the release of new films, though with lower performing box office in the COVID-19 pandemic environment relative to historical levels, which skewed lower on the negotiated film rental scales, and the impact of library content.  Concession supplies expenses for the 2021 period was 16.3% of concessions revenue compared to 17.7% of concession revenues for the 2020 period.  The concession supplies rate for the 2021 period reflected retail price increases and the impact of a favorable product mix, partially offset by the disposal of perishable goods at temporarily closed theatres.

Salaries and wages decreased $6.2 million for the 2021 period as theatre operating hours continue expand, but have not returned to normal, and our operational teams focus on more efficient staffing levels. Facility lease expense, which is primarily fixed in nature, decreased $6.3 million primarily due to a decline in percentage rent expense and common area maintenance costs, as well as the permanent closure of certain theatres. Utilities and other costs decreased $10.9 million, as many of these costs, such as credit card fees, security expenses, janitorial costs and repairs and maintenance, are variable in nature and were impacted by lower attendance, reduced operating hours of our theatres and limited capacities during the first half of the 2021 period.

•

International. Film rentals and advertising costs for the 2021 period were 49.8% of admissions revenue compared to 47.8% for the 2020 period.  The increase in the film rentals and advertising rate was a result of increased promotional and advertising costs as a percentage of revenue as well as a decrease in virtual print fees collected from studios as cost recoupment is attained on the digital equipment. Concession supplies expenses were 26.0% of concessions revenue compared to 26.8% of concession revenues for the 2020 period, driven by a higher mix of retail and premium concession products, partially offset by the disposal of perishable goods due to temporary theatre closures.

Salaries and wages decreased $8.6 million as reported for the 2021 period as compared to the 2020 period, driven by the periodic and varying closures of theatres and limited operating hours for those theatres that are open.   Facility lease expense decreased $9.1 million as reported due to our negotiations with certain landlords to shift from a minimum rent structure to percentage rent while we recover from the pandemic, as well as lower percentage rent at other locations. Utilities and other costs decreased $14.2 million as reported, as many of these costs are variable in nature, such as credit card fees, security expenses, janitorial costs and repairs and maintenance, and were impacted by the limited operating hours of our theatres as well as periodic closures during the 2021 period.

General and Administrative Expenses.  General and administrative expenses increased $3.8 million for the 2021 period compared to the 2020 period.  The increase is primarily due to the temporary salary reductions and furloughs for our corporate workforce that occurred during the second half of the 2020 period, in response to the temporary closure of all of our theatres in March 2020, increased share based compensation expense due to the issuance of equity awards to employees as retention measures during 2020 and early 2021, and increased consulting and other professional fees.

Depreciation and Amortization. Depreciation and amortization expense increased $6.3 million during the 2021 period primarily due to the digital projectors received in a non-cash distribution from DCIP during the fourth quarter of 2020.  See Note 9 to the condensed consolidated financial statements for discussion of the non-cash distribution from DCIP.

Impairment of Long-Lived Assets.  No asset impairment charges were recorded during the 2021 period.  We recorded asset impairment charges of $16.6 million during the 2020 period. The asset impairment charges recorded during the 2020 period were primarily a result of the prolonged impact of the COVID pandemic on our operations, as some theatres remained closed and film content continued to shift into future periods, both of which impacted our estimated future cash flows for theatres.  Impairment charges for the 2020 period impacted eight countries.  See Note 12 to our condensed consolidated financial statements.

Restructuring Costs. Restructuring costs were $(0.9) million during the 2021 period compared to $19.5 million during the 2020 period.  The credit recorded during the 2021 period was primarily the result of settlements of lease obligations below the original estimated amounts.  Charges recorded during the 2020 period related to a restructuring plan implemented during the second quarter of 2020. See Note 2 to our condensed consolidated financial statements for further discussion.

Loss on Disposal of Assets and Other. We recorded a loss on disposal of assets and other of $6.9 million during the 2021 period compared to $2.3 million during the 2020 period. Activity for the 2021 period was primarily related to the write-off of certain digital projectors recently received from DCIP in a non-cash distribution that were replaced with laser projectors, partially offset by gains on the sales of excess land parcels.  See Note 9 for discussion of the distribution of digital projectors from DCIP.  Activity for the 2020 period was primarily due to the retirement of assets related to theatre remodels.

Interest Expense.  Interest expense, which includes amortization of debt issue costs and amortization of accumulated losses for swap amendments, increased to $61.6 million during the 2021 period compared to $55.7 million for the 2020 period.  The increase was primarily due to the issuance of 8.750% senior secured notes on April 20, 2020 and the issuance of 5.875% senior secured notes on March 16, 2021.  See Note 6 to our condensed consolidated financial statements.

Loss on Extinguishment of Debt.  We recorded a loss on extinguishment of debt of $6.5 million during the 2021 period related to the early retirement of our 5.125% Senior Notes and 4.875% Senior Notes, including the write-off of unamortized debt issuance costs and legal and other fees paid.  See Note 6 to our condensed consolidated financial statements.

Distributions from NCM.  We recorded distributions from NCM of $0.1 million during the 2021 period compared to $5.9 million recorded during the 2020 period.  These distributions were in excess of the carrying value of our Tranche 1 investment. The decrease in distributions from NCM is primarily due to the impact of theatres being temporarily closed as a result of the COVID-19 pandemic as discussed at Note 2.  See Note 8 to our condensed consolidated financial statements for discussion of our investment in NCM.

Interest expense – NCM.  We recorded non-cash interest expense of $11.8 million for the 2021 and 2020 periods, related to the significant financing component associated with certain of our agreements with NCM.  See Note 8 to our condensed consolidated financial statements for further discussion.

Equity in Loss of Affiliates. We recorded equity in loss of affiliates of $14.9 million during the 2021 period compared to $11.6 million during the 2020 period. The increase in equity loss of affiliates is primarily due to the impact of theatres being temporarily closed as a result of the COVID-19 pandemic as discussed at Note 2 to our condensed consolidated financial statements.  See Notes 8 and 9 to our condensed consolidated financial statements for information about our equity investments.

Income Taxes. An income tax benefit of $(3.9) million was recorded for the 2021 period compared to income tax benefit of $(101.0) million for the 2020 period. The effective tax rate was approximately 1.1% for the 2021 period compared to 30.6% for the  2020 period. As a result of continued projected losses in 2021, the effective tax rate was negatively impacted by valuation allowances related to certain foreign tax credits and deferred tax assets for which the ultimate realization is uncertain.   The effective tax rate for the 2020 period was favorably impacted by the carryback of 2020 losses to tax years that had a 35% federal tax rate under the provisions of the CARES Act.  Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

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

Cash used for operating activities was $21.4 million for the six months ended June 30, 2021 compared to $154.1 million for the six months ended June 30, 2020. The decrease in cash used for operating activities was primarily a result of $136.8 million of tax refunds received during April 2021, the timing and level of revenues earned during each period and the timing of payments to vendors for expenses incurred during each period, partially offset by payments of previously deferred rent.

As discussed in Note 4 to our condensed consolidated financial statements, we negotiated the deferral of rent and other lease-related payments in 2020 with many of our landlords, resulting in approximately $56.0 million in deferred lease payments as of June 30, 2021.  Approximately $45.6 million will be repaid within one year and the remaining $10.4 million will be repaid in subsequent years.

Investing Activities

Our investing activities have been principally related to the development, remodel and acquisition of theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities was $30.8 million for the six months ended June 30, 2021 compared to $46.8 million for the six months ended June 30, 2020.  The decrease in cash used for investing activities was primarily due to reduced capital expenditures as we continue to limit spend to essential projects.

Capital expenditures for the six months ended June 30, 2021 and 2020 were as follows (in millions):

Period	New Theatres	Existing Theatres	Total
Six Months Ended June 30, 2021	$10.5	$22.3	$32.8
Six Months Ended June 30, 2020	$9.8	$37.2	$47.0

We operated 521 theatres with 5,864 screens worldwide as of June 30, 2021.  Theatres and screens acquired, built and closed during the three months ended June 30, 2021 were as follows:

	January 1, 2021	Built	Closed	June 30, 2021
U.S (42 states)
Theatres	331	—	(8)	323
Screens	4,507	—	(81)	4,426

International (15 countries)
Theatres	200	1	(3)	198
Screens	1,451	6	(19)	1,438

Worldwide
Theatres	531	1	(11)	521
Screens	5,958	6	(100)	5,864

As of June 30, 2021, we had the following signed commitments (costs in millions):

	Theatres	Screens	Estimated Cost (1)
Remainder of 2021
U.S.	3	42	$33.4
International	2	24	3.7
Total	5	66	$37.1

Subsequent to 2021
U.S.	5	60	$37.9
International	7	49	24.3
Total	12	109	$62.2

Total commitments at June 30, 2021	17	175	$99.3
(1)

We expect approximately $37.1 million, $45.6 million and $16.6 million to be paid during the remainder of 2021, during 2022 and 2023, respectively. The timing of payments is subject to change as a result of potential project or other related delays.

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

Financing Activities

Cash provided by financing activities was $113.1 million for the six months ended June 30, 2021 compared to cash provided by financing activities of $291.0 million for the six months ended June 30, 2020.  During the six months ended June 30, 2021, we received a contribution of $120.0 million from our parent company, issued the 5.875% Senior Notes and issued the 5.25% Senior Notes, the proceeds of which were used to redeem the 5.125% Senior Notes and the 4.875% Senior Notes as discussed further below.  We paid approximately $17.3 million in debt issuance costs and $2.1 million in fees related to these transactions and amendments to our Senior Secured Credit Facility during the six months ended June 30, 2021. During the six months ended June 30, 2020, we borrowed $98.8 million on our revolving line-of-credit, which was repaid during the third quarter of 2020, issued the 8.750% Secured Notes discussed below and paid dividends to Cinemark Holdings, Inc., our parent company, of $42.0 million.

We may from time to time, subject to compliance with our debt instruments, purchase our debt securities on the open market depending upon the availability and prices of such securities. Long-term debt consisted of the following as of June 30, 2021 (in millions):

Cinemark USA, Inc. term loan	$636.4
Cinemark USA, Inc. 8.750% senior secured notes due 2025	250.0
Cinemark USA, Inc. 5.875% senior notes due 2026	405.0
Cinemark USA, Inc. 5.250% senior notes due 2028	765.0
Other debt	31.4
Total long-term debt	$2,087.8
Less current portion	20.9
Subtotal long-term debt, less current portion	$2,066.9
Less: Debt discounts and debt issuance costs, net of accumulated amortization	34.1
Long-term debt, less current portion, net of debt discounts and unamortized debt issuance costs	$2,032.8

As of June 30, 2021, $100 million was available for borrowing under the revolving line of credit.

Contractual Obligations

During the six months ended June 30, 2021, Cinemark USA, Inc. issued the 5.875% Senior Notes and the 5.25% Senior Notes and redeemed the 5.125% Senior Notes and the 4.875% Senior Notes.  Included below is an updated summary of long-term debt obligations and related estimated scheduled interest payment obligations as of June 30, 2021, reflecting these changes.

	Payments Due by Period
	(in millions)
		Less Than			After
Contractual Obligations	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
Long-term debt (1)	$2,087.8	$20.9	$23.6	$1,272.0	$771.3
Scheduled interest payments on long-term debt (2)	$556.3	$108.6	$214.5	$152.8	$80.4
(1)	Amounts are presented before adjusting for unamortized debt issuance costs and debt discounts.
(2)

Amounts include scheduled interest payments on fixed rate and variable rate debt agreements.  Estimates for the variable rate interest   payments were based on interest rates in effect on June 30, 2021. The average interest rates in effect on our fixed rate and variable rate debt are 5.3% and 2.9%, respectively, as of June 30, 2021.

There have been no other material changes in our contractual obligations previously disclosed in “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed March 3, 2021.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Senior Secured Credit Facility

Cinemark USA, Inc. has a senior secured credit facility that includes a $700.0 million term loan and a $100.0 million revolving credit line (the “Credit Agreement”). Under the amended Credit Agreement, quarterly principal payments of $1.6 million are due on the term loan through December 31, 2024, with a final principal payment of $613.4 million due on March 29, 2025. Cinemark USA, Inc. had $100.0 million available borrowing capacity on the revolving credit line as of June 30, 2021.

Interest on the term loan accrues at Cinemark USA, Inc.’s option at: (A) the base rate equal to the greater of (1) the US “Prime Rate” as quoted in The Wall Street Journal or, if no such rate is quoted therein, in a Federal Reserve Board statistical release, (2) the federal funds effective rate plus 0.50%, and (3) a one-month Eurodollar-based rate plus 1.0%, plus, in each case, a margin of 0.75% per annum, or (B) a Eurodollar-based rate for a period of 1, 2, 3, 6, 9 or 12 months plus a margin of 1.75% per annum. Interest on the revolving credit line accrues, at our option, at: (A) a base rate equal to the greater of (1) the US “Prime Rate” as quoted in The Wall Street Journal or if no such rate is quoted therein, in a Federal Reserve Board statistical release, (2) the federal funds effective rate plus 0.50%, and (3) a one-month Eurodollar-based rate plus 1.0%, plus, in each case, a margin that ranges from 0.50% to 1.25% per annum, or (B) a Eurodollar-based rate for a period of 1, 2, 3, 6, 9 or 12 months plus a margin that ranges from 1.50% to 2.25% per annum. The margin of the revolving credit line is determined by the consolidated net senior secured leverage ratio as defined in the Credit Agreement.

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

On August 21, 2020, in conjunction with Cinemark Holdings, Inc.’s issuance of 4.50% Convertible Senior Notes, we further amended the waiver of the leverage covenant through the fiscal quarter ending September 30, 2021.  The amendment also i) modifies the leverage covenant calculation beginning with the calculation for the trailing twelve-month period ended December 31, 2021, ii) for purposes of testing the consolidated net senior secured leverage ratio for the fiscal quarters ending on December 31, 2021, March 31, 2022 and June 30, 2022, permits us to substitute Consolidated EBITDA for the first three fiscal quarters of 2019 in lieu of Consolidated EBITDA for the corresponding fiscal quarters of 2021, (iii) modifies the restrictions imposed by the covenant waiver and (iv) makes such other changes to permit the issuance of Cinemark Holdings, Inc.’s 4.50% Convertible Senior Notes.

On June 15, 2021, in conjunction with the issuance of the 5.25% Senior Notes discussed below, the Credit Agreement was amended to, among other things, extend the maturity of the revolving credit line from November 28, 2022 to November 28, 2024.

We have four interest rate swap agreements that are used to hedge a portion of the interest rate risk associated with the variable interest rates on the term loan outstanding under the Credit Agreement. See Note 6 of our condensed consolidated financial statements for discussion of the interest rate swaps.

At June 30, 2021, there was $636.4 million outstanding under the term loan and no borrowings were outstanding under the $100.0 million revolving line of credit.  The average interest rate on outstanding term loan borrowings under the Credit Agreement as of June 30, 2021 was approximately 3.4% per annum, after giving effect to the interest rate swap agreements discussed above.

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

The indenture to the 5.875% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of June 30, 2021, Cinemark USA, Inc. could have distributed up to approximately $2.9 billion to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 4.875% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture, the Company would be required to make an offer to repurchase the 5.875% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 5.875% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if we satisfy the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of June 30, 2021 was below zero.

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

5.125% Senior Notes

On March 16, 2021, Cinemark USA, Inc. completed a tender offer to purchase it’s previously outstanding 5.125% Senior Notes, of which $334 million was tendered at the expiration of the offer.  On March 16, 2021, Cinemark USA, Inc. also issued a notice of optional redemption to redeem the remaining $66 million principal amount of the 5.125% Senior Notes. In connection therewith, on March 16, 2021, Cinemark USA deposited with Wells Fargo Bank, N.A., as trustee for the 5.125% Senior Notes (the “Trustee”), funds sufficient to redeem all 5.125% Notes remaining outstanding on April 15, 2021 (the “Redemption Date”). The redemption payment (the “Redemption Payment”) included approximately $66 million of outstanding principal at the redemption price equal to 100% of the principal amount plus accrued and unpaid interest thereon to the Redemption Date. Upon deposit of the Redemption Payment with the Trustee on March 16, 2021, the indenture governing the 5.125% Senior Notes was fully satisfied and discharged.

5.25% Senior Notes

On June 15, 2021, Cinemark USA, Inc. issued $765 million aggregate principal amount of 5.25% senior notes due 2028, at par value (the “5.25% Senior Notes”). Proceeds, after payment of fees, were used to redeem all of Cinemark USA’s 4.875% $755 million aggregate principal amount of Senior Notes due 2023 (the “4.875% Senior Notes”). Interest on the 5.25% Senior Notes is payable on January 15 and July 15 of each year, beginning January 15, 2022. The 5.25% Senior Notes mature on July 15, 2028.

The 5.25% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of Cinemark USA, Inc.’s subsidiaries that guarantee, assume or become liable with respect to any of Cinemark USA, Inc.’s or a guarantor’s debt. The 5.25% Senior Notes and the guarantees will be Cinemark USA’s and the guarantors’ senior unsecured obligations and (i) rank equally in right of payment to Cinemark USA’s and the guarantors’ existing and future senior debt, including borrowings under Cinemark USA’s Credit Agreement (as defined below) and Cinemark USA’s existing senior notes, (ii) rank senior in right of payment to Cinemark USA’s and the guarantors’ future subordinated debt, (iii) are effectively subordinated to all of Cinemark USA’s and the guarantors’ existing and future secured debt, including all obligations under the Credit Agreement and Cinemark USA’s 8.750% senior secured notes due 2025, in each case to the extent of the value of the collateral securing such debt, (iv) are structurally subordinated to all existing and future debt and other liabilities of Cinemark USA’s non-guarantor subsidiaries, and (v) are structurally senior to the 4.50% convertible senior notes due 2025 issued by Cinemark Holdings.

The indenture to the 5.25% Senior Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of June 30, 2021, Cinemark USA, Inc. could have distributed up to approximately $2.9 billion to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 5.25% Senior Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture, the Company would be required to make an offer to repurchase the 5.25% Senior Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 5.25% Senior Notes allows Cinemark USA, Inc. to incur additional indebtedness if we satisfy the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of June 30, 2021 was below zero.

Prior to July 15, 2024, Cinemark USA, Inc. may redeem all or any part of the 5.25% Senior Notes at its option at 100% of the principal amount plus a make-whole premium plus accrued and unpaid interest on the 5.25% Senior Notes to the date of redemption. On or after July 15, 2024, Cinemark USA, Inc. may redeem the 5.25% Senior Notes in whole or in part at redemption prices specified in the indenture. In addition, prior to July 15, 2024, Cinemark USA, Inc. may redeem up to 40% of the aggregate principal amount of the 5.25% Senior Notes from the net proceeds of certain equity offerings at the redemption price set forth in the indenture, so long as at least 60% of the principal amount of the 5.25% Senior Notes remains outstanding immediately after each such redemption.

4.875% Senior Notes

On May 21, 2021, Cinemark USA, Inc. issued a conditional notice of optional redemption to redeem the $755 million outstanding principal amount of the 4.875% Senior Notes. In connection therewith, Cinemark USA deposited with Wells Fargo Bank, N.A., as Trustee for the 4.875% Senior Notes (the “Trustee”), funds sufficient to redeem all 4.875% Senior Notes remaining outstanding on June 21, 2021 (the “Redemption Date”). The redemption payment (the “Redemption Payment”) included $755 million of outstanding principal at the redemption price equal to 100.000% of the principal amount plus accrued and unpaid interest thereon to the Redemption Date. Upon deposit of the Redemption Payment with the Trustee on June 15, 2021, the indenture governing the 4.875% Senior Notes was fully satisfied and discharged.

8.750% Secured Notes

On April 20, 2020, Cinemark USA, Inc. issued $250 million 8.750% senior secured notes (the “8.750% Secured Notes”).  The 8.750% Senior Notes will mature on May 1, 2025; provided, however, that if (i) on September 13, 2022, the aggregate outstanding principal amount of the 5.125% Senior Notes that shall not have been purchased, repurchased, redeemed, defeased or otherwise acquired, retired, cancelled or discharged exceeds $50 million, the 8.750% Senior Notes will mature on September 14, 2022 and (ii) on February 27, 2023, the aggregate outstanding principal amount of the 4.875% Senior Notes that shall not have been purchased, repurchased, redeemed, defeased or otherwise acquired, retired, cancelled or discharged exceeds $50 million, the 8.750% Senior Notes will mature on February 28, 2023. Interest on the 8.750% Senior Notes will be payable on May 1 and November 1 of each year, beginning on November 1, 2020.

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

The indenture to the 8.750% Secured Notes contains covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of June 30, 2021, Cinemark USA, Inc. could have distributed up to approximately $2.9 billion to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indenture to the 8.750% Secured Notes, subject to its available cash and other borrowing restrictions outlined in the indenture. Upon a change of control, as defined in the indenture governing the 8.750% Secured Notes, Cinemark USA, Inc. would be required to make an offer to repurchase the 8.750% Secured Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indenture governing the 8.750% Secured Notes allows Cinemark USA, Inc. to incur additional indebtedness if it satisfies a coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances.  The required minimum coverage ratio is 2 to 1 and our actual ratio as of June 30, 2021 was below zero.

Additional Borrowings of International Subsidiaries

During the six months ended June 30, 2021, certain of our international subsidiaries borrowed an aggregate of $9.0 million under various local bank loans.  Below is a summary of these loans:

	Loan Amounts
Loan Description	(in USD)	Interest Rates	Covenants	Maturity
Peru bank loan	$3.3 million	4.8%	Negative covenants	January 2024
Brazil bank loan	$5.7 million	4.0%	Negative covenants	January 2029

Additionally, we deposited cash into a collateral account to support the issuance of bank letters of credit to the lenders for the international loans noted above.  The total amount deposited during the six months ended June 30, 2021 was $7.3 million.  Total deposits made to support bank letters of credit for the outstanding loans of our international subsidiaries is $21.1 million and is considered restricted cash as of June 30, 2021.  These restricted cash amounts do not impact the Applicable Amount as defined under the Credit Agreement or the restricted payments as defined in the indentures to the notes as described above.

Covenant Compliance

As of June 30, 2021, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to financial market risks, including changes in interest rates, foreign currency exchange rates and other relevant market prices.

Interest Rate Risk

We are currently party to a variable rate debt facility.  We have four interest rate swap agreements that are used to hedge a portion of the interest rate risk associated with the variable interest rates on $600 million of the term loan outstanding under the Credit Agreement. An increase or decrease in interest rates would affect our interest expense relating to our variable rate debt. At June 30, 2021, we had an aggregate of approximately $67.8 million of variable rate debt outstanding. Based on the interest rates in effect on the variable rate debt outstanding at June 30, 2021, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $0.7 million.

The table below provides information about our fixed rate and variable rate long-term debt agreements as of June 30, 2021:

	Expected Maturity for the Twelve-Month Periods Ending June 30,								Average
	(in millions)								Interest
	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value	Rate
Fixed rate	$—	$—	$—	$850.0	$405.0	$765.0	$2,020.0	$2,060.6	5.3%
Variable rate (1)	20.9	14.4	9.2	16.9	0.1	6.3	67.8	66.7	2.9%
Total debt	$20.9	$14.4	$9.2	$866.9	$405.1	$771.3	$2,087.8	$2,127.3
(1)	Amounts are presented before adjusting for unamortized debt issuance costs and debt discounts.

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

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2021, we carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Supplemental Schedules Specified by the Senior Notes Indentures

As required by the indentures governing the Company’s 5.875% Senior Notes, 5.25% Senior Notes and 8.750% Senior Secured Notes, collectively “the senior notes”, the Company has included in this filing, interim financial information for its subsidiaries that have been designated as unrestricted subsidiaries, as defined by the indentures. As required by these indentures, the Company has included an unaudited condensed consolidating balance sheet and unaudited condensed consolidating statements of loss, comprehensive loss and cash flows for the Company and its subsidiaries. See Liquidity and Capital Resources at Part I - Item 2 for discussion of the senior notes, including relevant covenants and restrictions.  The following supplementary schedules separately identify the Company’s restricted subsidiaries and unrestricted subsidiaries as required by the indentures.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

JUNE 30, 2021

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$233,048	$88,049	$—	$321,097
Other current assets	278,628	(111,700)	(4,286)	162,642
Total current assets	511,676	(23,651)	(4,286)	483,739
Theatre properties and equipment, net	1,492,564	—	—	1,492,564
Operating lease right-of-use assets, net	1,229,587	—	—	1,229,587
Other assets	1,820,176	321,352	(370,542)	1,770,986
Total assets	$5,054,003	$297,701	$(374,828)	$4,976,876
Liabilities and equity
Current liabilities
Current portion of long-term debt	$20,910	$—	$—	$20,910
Current portion of operating lease obligations	211,468	—	—	211,468
Current portion of finance and capital lease obligations	14,439	—	—	14,439
Accounts payable and accrued expenses	400,843	18	(4,286)	396,575
Total current liabilities	647,660	18	(4,286)	643,392
Long-term liabilities
Long-term debt, less current portion	2,296,307	—	(263,523)	2,032,784
Operating lease obligations, less current portion	1,085,539	—	—	1,085,539
Finance and capital lease obligations, less current portion	109,327	—	—	109,327
Other long-term liabilities and deferrals	505,122	18,680	—	523,802
Total long-term liabilities	3,996,295	18,680	(263,523)	3,751,452
Commitments and contingencies
Equity	410,048	279,003	(107,019)	582,032
Total liabilities and equity	$5,054,003	$297,701	$(374,828)	$4,976,876

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF LOSS INFORMATION

SIX MONTHS ENDED JUNE 30, 2021

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Revenues	$409,013	$—	$—	$409,013
Cost of operations				—
Theatre operating costs	449,723	—	—	449,723
General and administrative expenses	71,776	18	—	71,794
Depreciation and amortization	135,080	—	—	135,080
Restructuring costs	(948)	—	—	(948)
Loss on disposal of assets and other	6,863	—	—	6,863
Total cost of operations	662,494	18	—	662,512
Operating loss	(253,481)	(18)	—	(253,499)
Other income (expense)
Interest expense	(62,976)	(1)	1,399	(61,578)
Loss on extinguishment of debt	(6,527)	—	—	(6,527)
Equity in loss of affiliates	(8,377)	(6,538)	—	(14,915)
Distributions from NCM	—	77	—	77
Interest expense - NCM	(11,797)	—	—	(11,797)
Other income	3,770	1,411	(1,399)	3,782
Total other income (expense)	(85,907)	(5,051)	—	(90,958)
Loss before income taxes	(339,388)	(5,069)	—	(344,457)
Income taxes	(3,041)	(847)	—	(3,888)
Net loss	(336,347)	(4,222)	—	(340,569)
Less: Net loss attributable to noncontrolling interests	(416)	—	—	(416)
Net loss attributable to Cinemark USA, Inc.	$(335,931)	$(4,222)	$—	$(340,153)

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF

COMPREHENSIVE LOSS INFORMATION

SIX MONTHS ENDED JUNE 30, 2021

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Net loss	$(336,347)	$(4,222)	$—	$(340,569)
Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes of $2,847, net of settlements	6,450	—	—	6,450
Foreign currency translation adjustments	(1,206)	—	—	(1,206)
Total other comprehensive loss, net of tax	5,244	—	—	5,244
Total comprehensive loss, net of tax	(331,103)	(4,222)	—	(335,325)
Comprehensive loss attributable to noncontrolling interests	416	—	—	416
Comprehensive loss attributable to Cinemark USA, Inc.	$(330,687)	$(4,222)	$—	$(334,909)

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

SIX MONTHS ENDED JUNE 30, 2021

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Operating activities
Net loss	$(336,347)	$(4,222)	$—	$(340,569)
Adjustments to reconcile net loss to cash used for operating activities	154,285	6,602	—	160,887
Changes in assets and liabilities	160,584	(2,306)	—	158,278
Net cash used for operating activities	(21,478)	74	—	(21,404)
Investing activities
Additions to theatre properties and equipment	(32,819)	—	—	(32,819)
Proceeds from sale of theatre properties and equipment and other	1,995	—	—	1,995
Investments and loans to affliates	—	(6,785)	6,785	—
Net cash used for investing activities	(30,824)	(6,785)	6,785	(30,824)
Financing activities
Contributions from parent	120,000	—	—	120,000
Borrowings from parent/subsidiary	6,785	—	(6,785)	—
Proceeds from issuance of senior notes and other borrowings	1,179,012	—	—	1,179,012
Redemption of senior notes	(1,155,000)	—	—	(1,155,000)
Repayments on long-term debt	(4,204)	—	—	(4,204)
Payment of debt issue costs	(17,272)	—	—	(17,272)
Payments on finance leases	(7,373)	—	—	(7,373)
Other	(2,070)	—	—	(2,070)
Net cash used for financing activities	119,878	—	(6,785)	113,093
Effect of exchange rate changes on cash and cash equivalents	(306)	—	—	(306)
Decrease in cash and cash equivalents	67,270	(6,711)	—	60,559
Cash and cash equivalents:
Beginning of year	165,778	94,760	—	260,538
End of year	$233,048	$88,049	$—	$321,097

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

Item 6. Exhibits

10.1

Seventh Amendment to Indenture of Lease, dated as of July 9, 2021, by and between Syufy Enterprises, L.P. as landlord and Century Theatres, Inc., as tenant, for Cinedome 12, Henderson, NV (incorporated by reference to Exhibit 10.1 of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed August 6, 2021).

10.2

Seventh Amendment, dated as of July 9, 2021, to Indenture of Lease, dated as of December 1, 1995, by and between Syufy Enterprises, L.P., as landlord and Century Theatres of California, Inc. (succeeded by Century Theatres, Inc.), as tenant, for Century 14, Folsom, CA (incorporated by reference to Exhibit 10.2 of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed August 6, 2021).

10.3

Sixth Amendment, dated as of July 9, 2021, to Indenture of Lease, dated as of April 17, 1998, by and between Syufy Enterprises, L.P., as landlord and Century Theatres, Inc., as tenant, for Century Larkspur, Larkspur, CA (incorporated by reference to Exhibit 10.3 of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed August 6, 2021).

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

* 101

The following material from Cinemark USA, Inc.’s Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language), filed herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Loss, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

* 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK USA, INC.
Registrant

DATE:	August 6, 2021

/s/Mark Zoradi
Mark Zoradi
Chief Executive Officer

/s/Sean Gamble
Sean Gamble
Chief Financial Officer