Form 10-Q
period 2021-09-30
CINEMARK USA INC /TX
filed 2021-11-05
CIK 885975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 4, 2021, 1,500 shares of Class A common stock and 182,648 shares of Class B common stock were outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data, unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$278,559	$260,538
Inventories	15,244	12,593
Accounts receivable	36,748	25,257
Current income tax receivable	38,388	158,932
Prepaid expenses and other	35,850	34,400
Accounts receivable from parent	37,833	36,775
Total current assets	442,622	528,495
Theatre properties and equipment	3,365,455	3,403,103
Less: accumulated depreciation and amortization	1,929,981	1,788,041
Theatre properties and equipment, net	1,435,474	1,615,062
Operating lease right-of-use assets, net	1,220,898	1,278,191
Other assets
Goodwill	1,250,135	1,253,840
Intangible assets, net	312,025	314,195
Investment in NCM	139,997	151,962
Investments in affiliates	23,755	23,726
Deferred charges and other assets, net	27,042	33,199
Total other assets	1,752,954	1,776,922
Total assets	$4,851,948	$5,198,670
Liabilities and equity
Current liabilities
Current portion of long-term debt	$20,288	$18,056
Current portion of operating lease obligations	215,119	208,593
Current portion of finance lease obligations	14,406	16,407
Current income tax payable	—	5,632
Accounts payable and accrued expenses	389,738	350,094
Total current liabilities	639,551	598,782
Long-term liabilities
Long-term debt, less current portion	2,030,557	2,024,956
Operating lease obligations, less current portion	1,070,432	1,138,142
Finance lease obligations, less current portion	105,688	124,609
Long-term deferred tax liability	72,373	89,961
Long-term liability for uncertain tax positions	40,379	19,225
NCM screen advertising advances	348,212	344,255
Other long-term liabilities	40,436	73,746
Total long-term liabilities	3,708,077	3,814,894
Equity
Cinemark USA, Inc.'s stockholder's equity:
Class A common stock, $0.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and 182,648 shares outstanding	49,543	49,543
Treasury stock, 57,245 Class B shares at cost	(24,233)	(24,233)
Additional paid-in-capital	1,446,523	1,310,625
Retained earnings	(575,954)	(163,284)
Accumulated other comprehensive loss	(402,380)	(398,653)
Total Cinemark USA, Inc.'s stockholder's equity	493,499	773,998
Noncontrolling interests	10,821	10,996
Total equity	504,320	784,994
Total liabilities and equity	$4,851,948	$5,198,670

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(in thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Admissions	$225,464	$14,901	$435,064	$307,400
Concession	164,258	9,116	313,560	199,596
Other	45,099	11,461	95,210	81,072
Total revenues	434,821	35,478	843,834	588,068
Cost of operations
Film rentals and advertising	117,047	8,257	216,839	165,262
Concession supplies	28,208	2,688	54,195	39,879
Salaries and wages	67,630	20,181	149,203	116,589
Facility lease expense	68,767	67,047	200,809	214,490
Utilities and other	81,723	43,412	192,052	178,806
General and administrative expenses	37,952	29,625	109,746	97,645
Depreciation and amortization	67,208	62,543	202,288	191,380
Impairment of long-lived assets	7,480	24,595	7,480	41,214
Restructuring costs	(340)	524	(1,288)	20,062
(Gain) loss on disposal of assets and other	1,020	(13,327)	7,883	(10,997)
Total cost of operations	476,695	245,545	1,139,207	1,054,330
Operating loss	(41,874)	(210,067)	(295,373)	(466,262)
Other income (expense)
Interest expense	(31,902)	(32,235)	(93,480)	(87,942)
Interest income	844	1,322	5,273	4,208
Loss on extinguishment of debt	—	—	(6,527)	—
Foreign currency exchange loss	(273)	(2,251)	(920)	(6,183)
Distributions from NCM	—	1,061	77	6,975
Distributions from DCIP	6,534	—	6,534	—
Interest expense - NCM	(5,926)	(5,901)	(17,723)	(17,726)
Equity in loss of affiliates	(7,146)	(16,077)	(22,061)	(27,711)
Total other expense	(37,869)	(54,081)	(128,827)	(128,379)
Loss before income taxes	(79,743)	(264,148)	(424,200)	(594,641)
Income taxes	(7,467)	(119,273)	(11,355)	(220,287)
Net loss	$(72,276)	$(144,875)	$(412,845)	$(374,354)
Less: Net income (loss) attributable to noncontrolling interests	241	(444)	(175)	(702)
Net loss attributable to Cinemark USA, Inc.	$(72,517)	$(144,431)	$(412,670)	$(373,652)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(72,276)	$(144,875)	$(412,845)	$(374,354)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) due to fair value adjustments on interest rate swap agreements, net of taxes of $835, $5,677, $3,682 and $3,696, net of settlements	1,462	6,528	7,912	(16,794)
Foreign currency translation adjustments	(13,804)	(1,503)	(15,010)	(62,830)
Total other comprehensive income (loss), net of tax	(12,342)	5,025	(7,098)	(79,624)
Total comprehensive loss, net of tax	(84,618)	(139,850)	(419,943)	(453,978)
Comprehensive (income) loss attributable to noncontrolling interests	(241)	444	175	702
Comprehensive loss attributable to Cinemark USA, Inc.	$(84,859)	$(139,406)	$(419,768)	$(453,276)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(412,845)	$(374,354)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation	200,262	187,748
Amortization of intangible and other assets	2,026	3,632
Amortization of debt issue costs	5,419	4,638
Interest accrued on NCM screen advertising advances	17,723	17,726
Amortization of NCM screen advertising advances and other deferred revenues	(24,253)	(23,647)
Amortization of accumulated losses for amended swap agreements	3,371	5,338
Impairment of long-lived assets	7,480	41,214
Share based awards compensation expense	15,898	12,172
(Gain) loss on disposal of assets and other	7,883	(10,997)
Loss on extinguishment of debt	6,527	—
Non-cash rent expense	(1,803)	1,649
Equity in loss of affiliates	22,061	27,711
Deferred income tax expenses	(20,937)	(29,941)
Distributions from equity investees	156	25,430
Changes in assets and liabilities and other	139,175	(60,727)
Net cash used for operating activities	(31,857)	(172,408)

Investing activities
Additions to theatre properties and equipment	(57,244)	(67,618)
Proceeds from sale of theatre properties and equipment and other	2,192	212
Investment in joint ventures and other, net	—	(50)
Net cash used for investing activities	(55,052)	(67,456)

Financing activities
Contributions received from parent	120,000	—
Dividends paid to parent	—	(42,000)
Payroll taxes paid as a result of stock withholdings	(16)	(2,865)
Proceeds from issuance of senior notes	1,170,000	250,000
Proceeds from other borrowings	9,706	7,167
Redemption of senior notes	(1,155,000)	—
Repayments of long-term debt	(7,220)	(4,947)
Payment of debt issue costs	(17,272)	(7,859)
Fees paid related to debt refinancing	(2,058)	—
Payments on finance leases	(11,045)	(11,497)
Other	—	(392)
Net cash provided by (used for) financing activities	107,095	187,607

Effect of exchange rate changes on cash and cash equivalents	(2,165)	(5,002)

Increase (decrease) in cash and cash equivalents	18,021	(57,259)

Cash and cash equivalents:
Beginning of period	260,538	488,215
End of period	$278,559	$430,956

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

These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2020, included in the Annual Report on Form 10-K filed March 3, 2021 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be achieved for the full year.

2. Impact of COVID-19 Pandemic

As the Company has previously disclosed, the COVID-19 pandemic has had an unprecedented impact on the world and the movie exhibition industry. The social and economic effects have been widespread. As a movie exhibitor that operates spaces where patrons gather in close proximity, the Company continues to be impacted by the pandemic. To comply with government mandates at the initial outbreak of the COVID-19 pandemic, the Company temporarily closed all of its theatres in the U.S. and Latin America in March of 2020, implemented temporary personnel and salary reductions, halted non-essential operating and capital expenditures, and negotiated modified timing and/or abatement of contractual payments with landlords and other major suppliers until its theatres reopened. In addition, the Company suspended its quarterly dividend.

As of September 30, 2021, all of the Company's domestic and international theatres were open. Theatre staffing levels remain reduced as compared to pre-COVID levels due to reduced operating hours in certain locations as well as the Company’s focus on initiatives to enhance productivity. The Company continues to limit capital expenditures to essential activities and projects. The Company worked with landlords and other vendors during the nine months ended September 30, 2021 to extend payment terms as it reopened theatres and continues to recover from the impacts of the COVID-19 pandemic.

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

The following table summarizes activity recorded during the nine months ended September 30, 2021:

	U.S. Operating Segment			International Operating Segment			Consolidated
	Employee-related Costs	Facility Closure Costs	Total Charges	Employee-related Costs	Facility Closure Costs	Total Charges	Employee-related Costs	Facility Closure Costs	Total Charges
Balance at December 31, 2020	$840	$5,740	$6,580	$—	$161	$161	$840	$5,901	$6,741
Amounts paid	(350)	—	(350)	—	—	—	(350)	—	(350)
Reserve adjustments	—	(208)	(208)	—	—	—	—	(208)	(208)
Balance at March 31, 2021	$490	$5,532	$6,022	$—	$161	$161	$490	$5,693	$6,183
Amounts paid	—	(200)	(200)	—	—	—	—	(200)	(200)
Reserve adjustments	(60)	(680)	(740)	—	—	—	(60)	(680)	(740)
Balance at June 30, 2021	$430	$4,652	$5,082	$—	$161	$161	$430	$4,813	$5,243
Reserve adjustments	—	(305)	(305)	—	(35)	(35)	—	(340)	(340)
Balance at September 30, 2021	$430	$4,347	$4,777	$—	$126	$126	$430	$4,473	$4,903

The remaining accrued restructuring costs of $4,903 are reflected in accounts payable and accrued expenses on the condensed consolidated balance sheet as of September 30, 2021.

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

4. Lease Accounting

Lease Deferrals and Abatements

Upon the temporary closure of theatres in March 2020, the Company initiated discussions with landlords to negotiate the deferral of rent and other lease-related payments with certain of its landlords. The amendments signed with the landlords involved varying concessions, including the abatement of rent payments during closure, alternative rent terms during closure, deferral of all or a portion of rent payments to later periods and deferrals of rent payments to later periods combined with an early exercise of an existing renewal option or extension of the lease term. In some cases, the Company was entitled to rent-free periods while theatres were closed due to local regulations in certain locations.

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

The Company elected to not remeasure the related lease liabilities and right-of-use assets for those leases where the concessions and deferrals did not result in a significant change in total payments under the lease and where the remaining lease term did not change as a result of the negotiation. For those leases that were renewed or extended as a result of the negotiation to defer rent payments, the Company recalculated the related lease liability and right-of-use asset based on the new terms. Total remaining deferred payments as

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

of September 30, 2021 were $42,954, of which $37,587 were included in accounts payable and accrued expenses and $5,367 were included in other long-term liabilities in the condensed consolidated balance sheet.

The following table represents the Company’s aggregate lease costs, by lease classification, for the periods presented.

		Three Months Ended		Nine Months Ended
		September 30		September 30
Lease Cost	Classification	2021	2020	2021	2020
Operating lease costs
Equipment (1)	Utilities and other	$699	$823	$1,567	$2,495
Real Estate (2)(3)	Facility lease expense	69,492	65,970	200,930	211,088
Total operating lease costs		$70,191	$66,793	$202,497	$213,583

Finance lease costs
Amortization of leased assets	Depreciation and amortization	$3,142	$3,665	$9,533	$11,052
Interest on lease liabilities	Interest expense	1,449	1,725	4,510	5,333
Total finance lease costs		$4,591	$5,390	$14,043	$16,385

(1) Includes approximately $566 and $(267) of short-term lease payments for the three months ended September 30, 2021 and 2020, respectively. Includes approximately $1,194 and $(839) of short-term lease payments for the nine months ended September 30, 2021 and 2020, respectively.

(2) Includes approximately $1,862 and $(191) of variable lease payments based on a change in index, such as CPI or inflation, variable payments based on revenues or attendance and variable common area maintenance costs for the three months ended September 30, 2021 and 2020, respectively. Includes approximately $(81) and $9,146 of variable lease payments based on a change in index, such as CPI or inflation, variable payments based on revenues or attendance and variable common area maintenance costs for the nine months ended September 30, 2021 and 2020, respectively.

(3) Approximately $318 and $335 of lease payments are included in general and administrative expenses primarily related to office leases for the three months ended September 30, 2021 and 2020, respectively. Approximately $967 and $1,122 of lease payments are included in general and administrative expenses primarily related to office leases for the nine months ended September 30, 2021 and 2020, respectively.

The following table represents the minimum cash lease payments recorded as lease expense, interest expense and a reduction of lease liabilities, as well as the non-cash addition of lease assets for the periods indicated.

	Nine Months Ended
	September 30,
Other Information	2021	2020
Contractual cash payments included in the measurement of lease liabilities(1)
Cash outflows for operating leases	$201,384	$205,276
Cash outflows for finance leases - operating activities	$4,504	$5,304
Cash outflows for finance leases - financing activities	$11,045	$11,497
Non-cash amount of leased assets obtained in exchange for:
Operating lease liability additions, net	$109,088	$84,241
(1)
As discussed above at Lease Deferrals and Abatements, the Company negotiated certain lease amendments to defer and/or abate contractual payments as a result of the COVID-19 pandemic and temporary closure of theatres. In accordance with FASB Staff guidance, the Company did not recalculate lease liabilities and right of use assets for amendments that did not result in a substantial increase in the rights of the lessor or the obligations of the lessee. Contractual payment amounts for the nine months ended September 30, 2021 above are prior to the impact of deferred or abated rent amounts.

As of September 30, 2021, the Company had signed lease agreements with total contractual minimum lease payments of approximately $144,845 related to theatre leases that had not yet commenced. The timing of lease commencement is dependent on the completion of construction of the related theatre facility. Additionally, these amounts are often based on estimated square footage and costs to construct each facility and may be subject to adjustment upon final completion of each construction project. In accordance with ASC Topic 842, fixed minimum lease payments related to these theatre leases which have not yet commenced are excluded from the right-of-use assets and lease liabilities as of September 30, 2021.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

5. Revenue Recognition

The Company’s patrons have the option to purchase movie tickets well in advance of a movie showtime or right before the movie showtime, or at any point in between those two timeframes depending on seat availability. The Company recognizes such admissions revenues when the showtime for a purchased movie ticket has passed. Concession revenues are recognized when products are sold to the consumer. Other revenues primarily consist of screen advertising and screen rental revenues, promotional income, studio trailer placements and transactional fees. Except for NCM screen advertising advances discussed below in Note 8, these revenues are generally recognized when the Company has performed the related services. The Company sells gift cards and discount ticket vouchers, the proceeds from which are recorded as deferred revenues. Deferred revenues for gift cards and discount ticket vouchers are recognized when they are redeemed for concession items or, if redeemed for movie tickets, when the showtime has passed. The Company offers a subscription program in the U.S. whereby patrons can pay a monthly fee to receive a monthly credit for use towards a future movie ticket purchase. The Company records the monthly subscription program fees as deferred revenues and records admissions revenues when the showtime for a movie ticket purchased with a credit has passed. The Company has loyalty programs in the U.S. and many of its international locations that either have a prepaid annual membership fee or award points to customers as purchases are made. For those loyalty programs that have an annual membership fee, the Company recognizes the fee collected as other revenues on a straight-line basis over the term of the membership. For those loyalty programs that award points to customers based on their purchases, the Company records a portion of the original transaction proceeds as deferred revenues based on the number of reward points issued to customers and recognizes the deferred revenues when the customer redeems such points. The value of loyalty points issued is based on the estimated fair value of the rewards offered. The Company generally records breakage revenue on gift cards and discount ticket vouchers based on redemption activity and historical experience with unused balances. The Company also records breakage revenue generally upon the expiration of loyalty points and subscription credits. Advances collected on concession and other contracts are deferred and recognized during the period in which the Company satisfies the related performance obligations, which may differ from the period in which the advances are collected.

Accounts receivable as of September 30, 2021 and December 31, 2020 included approximately $11,151 and $6,232, respectively, of receivables related to contracts with customers. The Company did not record any assets related to the costs to obtain or fulfill a contract with customers during the nine months ended September 30, 2021 .

Disaggregation of Revenue

The following tables present revenues for the three and nine months ended September 30, 2021 and 2020, disaggregated based on major type of good or service and by reportable operating segment and disaggregated based on timing of revenue recognition.

	Three Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2021
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
Major Goods/Services	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Admissions revenues	$195,307	$30,157	$225,464	$384,361	$50,703	$435,064
Concession revenues	142,634	21,624	164,258	275,032	38,528	313,560
Screen advertising, screen rental and promotional revenues (2)	18,054	4,845	22,899	44,543	7,628	52,171
Other revenues	19,532	2,668	22,200	37,941	5,098	43,039
Total revenues	$375,527	$59,294	$434,821	$741,877	$101,957	$843,834

	Three Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2020
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
Major Goods/Services	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Admissions revenues	$14,794	$107	$14,901	$247,157	$60,243	$307,400
Concession revenues	8,861	255	9,116	161,674	37,922	199,596
Screen advertising, screen rental and promotional revenues (2)	9,227	513	9,740	35,319	13,437	48,756
Other revenues	1,527	194	1,721	25,857	6,459	32,316
Total revenues	$34,409	$1,069	$35,478	$470,007	$118,061	$588,068

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

	Three Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2021
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
Timing of Recognition	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$348,484	$53,306	$401,790	$678,445	$91,519	$769,964
Goods and services transferred over time (2)	27,043	5,988	33,031	63,432	10,438	73,870
Total	$375,527	$59,294	$434,821	$741,877	$101,957	$843,834

	Three Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2020
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
Timing of Recognition	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$24,945	$352	$25,297	$426,476	$101,681	$528,157
Goods and services transferred over time (2)	9,464	717	10,181	43,531	16,380	59,911
Total	$34,409	$1,069	$35,478	$470,007	$118,061	$588,068
(1)
U.S. segment revenues include eliminations of intercompany transactions with the international operating segment. See Note 16 for additional information on intercompany eliminations.
(2)
Amount includes amortization of NCM screen advertising advances. See Deferred Revenues below.

Deferred Revenues

The following table presents changes in the Company’s NCM screen advertising advances and deferred revenues for the nine months ended September 30, 2021.

	NCM screen advertising advances (1)	Other Deferred Revenues (2)
Balance at January 1, 2021	$344,255	$138,830
Amounts recognized as accounts receivable	—	3,409
Cash received from customers in advance	—	58,256
Common units received from NCM	10,237	—
Interest accrued related to significant financing component	17,723	—
Revenue recognized during period	(24,003)	(64,625)
Foreign currency translation adjustments	—	(1,253)
Balance at September 30, 2021	$348,212	$134,617

(1) See Note 8 for the maturity of NCM screen advertising advances as of September 30, 2021.

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

The table below summarizes the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of September 30, 2021 and when the Company expects to recognize this revenue.

	Twelve Months Ended September 30,
Remaining Performance Obligations	2022	2023	2024	2025	2026	Thereafter	Total
Other deferred revenues	$117,093	$17,524	$—	$—	$—	$—	$134,617

6. Long Term Debt Activity

Senior Secured Credit Facility

Cinemark USA, Inc. has a senior secured credit facility that includes a $700,000 term loan and a $100,000 revolving credit line (the “Credit Agreement”). As of September 30, 2021, there was $634,785 outstanding under the term loan and no borrowings were outstanding under the revolving credit line. As of September 30, 2021, $100,000 was available for borrowing under the revolving credit

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

line. Quarterly principal payments of $1,649 are due on the term loan through December 31, 2024, with a final principal payment of $613,351 due on March 29, 2025. As a result of the June 15, 2021 amendment to the Credit Agreement discussed below, the revolving credit line matures on November 28, 2024. The average interest rate applicable to outstanding term loan borrowings under the Credit Agreement as of September 30, 2021 was approximately 3.4% per annum, after giving effect to the interest rate swap agreements discussed below.

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

The Company recorded a loss on extinguishment of debt of $3,919, which included the write-off of $3,301 unamortized debt issuance costs and the payment of $618 in related fees during the nine months ended September 30, 2021.

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

The Company recorded a loss on extinguishment of debt of $2,603 during the nine months ended September 30, 2021, which included the write-off of $1,168 unamortized debt issuance costs and the payment of $1,435 in tender and legal fees.

Additional Borrowings of International Subsidiaries

During the nine months ended September 30, 2021, certain of the Company’s international subsidiaries borrowed an aggregate of $9,706 under various local bank loans. Below is a summary of these loans:

	Loan Amounts
Loan Description	(in USD)	Interest Rates	Covenants	Maturity
Peru bank loan	$3,277	4.8%	Negative covenants	January 2024
Brazil bank loan	$6,429	4.0%	Negative covenants	January 2029

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Additionally, the Company deposited cash into a collateral account to support the issuance of bank letters of credit to the lenders for the international loans noted above. The total amount deposited during the nine months ended September 30, 2021 was $7,300. Total deposits made to support bank letters of credit for the Company’s outstanding international loans is $21,147 and is considered restricted cash as of September 30, 2021.

Interest Rate Swap Agreements

Below is a summary of the Company’s interest rate swap agreements designated as cash flow hedges as of September 30, 2021:

					Estimated
					Fair Value at
Notional					September 30,
Amount	Effective Date	Pay Rate	Receive Rate	Expiration Date	2021 (1)
$137,500	December 31, 2018	2.12%	1-Month LIBOR	December 31, 2024	$6,562
$175,000	December 31, 2018	2.12%	1-Month LIBOR	December 31, 2024	8,419
$137,500	December 31, 2018	2.19%	1-Month LIBOR	December 31, 2024	6,918
$150,000	March 31, 2020	0.57%	1-Month LIBOR	March 31, 2022	354
				Total	$22,253

(1) Approximately $9,536 of the total is included in accounts payable and accrued expenses and $12,717 is included in other long-term liabilities on the condensed consolidated balance sheet as of September 30, 2021.

Upon amending the interest rate swap agreements effective March 31,2020, the Company determined that the interest payments hedged with the agreements are still probable to occur, therefore the loss that accumulated on the swaps prior to the amendments of $29,359 is being amortized to interest expense through December 31, 2022, the original maturity dates of the swaps. Approximately $1,124 and $3,372 was recorded in interest expense in the condensed consolidated income statement for the three and nine months ended September 30, 2021, respectively.

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

Fair Value of Long-Term Debt

The Company estimates the fair value of its long-term debt using the market approach, which utilizes quoted market prices that fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by ASC 820, Fair Value Measurement (“ASC Topic 820”). The carrying value of the Company’s long-term debt, excluding unamortized debt discounts and debt issue costs, was $2,083,099 and $2,067,900 as of September 30, 2021 and December 31, 2020, respectively. The fair value of the Company’s long-term debt was $2,071,750 and $1,978,322 as of September 30, 2021 and December 31, 2020, respectively.

7. Equity

Below is a summary of changes in stockholders’ equity attributable to Cinemark USA, Inc., noncontrolling interests and total equity for the three and nine months ended September 30, 2021 and 2020:

	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Cinemark USA, Inc. Stockholder's Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2021	$—	$49,543	$(24,233)	$1,310,625	$(163,284)	$(398,653)	$773,998	$10,996	$784,994
Share based awards compensation expense	—	—	—	4,436	—	—	4,436	—	4,436
Contributions from parent	—	—	—	120,000	—	—	120,000	—	120,000
Net loss	—	—	—	—	(202,908)	—	(202,908)	(602)	(203,510)
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes, net of settlements	—	—	—	—	—	5,704	5,704	—	5,704
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	1,124	1,124	—	1,124

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Foreign currency translation adjustments	—	—	—	—	—	(9,465)	(9,465)	—	(9,465)
Balance at March 31, 2021	—	49,543	(24,233)	1,435,061	(366,192)	(401,290)	692,889	10,394	703,283
Share based awards compensation expense	—	—	—	5,680	—	—	5,680	—	5,680
Net loss	—	—	—	—	(137,245)	—	(137,245)	186	(137,059)
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes, net of settlements	—	—	—	—	—	746	746	—	746
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	1,123	1,123	—	1,123
Foreign currency translation adjustments	—	—	—	—	—	8,259	8,259	—	8,259
Balance at June 30, 2021	$—	$49,543	$(24,233)	$1,440,741	$(503,437)	$(391,162)	$571,452	$10,580	$582,032
Share based awards compensation expense	—	—	—	5,782	—	—	5,782	—	5,782
Net loss	—	—	—	—	(72,517)	—	(72,517)	241	(72,276)
Unrealized gain to fair value adjustments on interest rate swap agreements, net of taxes, net of settlements	—	—	—	—	—	1,462	1,462	—	1,462
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	1,124	1,124	—	1,124
Foreign currency translation adjustments	—	—	—	—	—	(13,804)	(13,804)	—	(13,804)
Balance at September 30, 2021	$—	$49,543	$(24,233)	$1,446,523	$(575,954)	$(402,380)	$493,499	$10,821	$504,320

	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Cinemark USA, Inc. Stockholder's Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2020	$—	$49,543	$(24,233)	$1,291,618	$484,883	$(340,112)	$1,461,699	$12,508	$1,474,207
Share based awards compensation expense	—	—	—	3,882	—	—	3,882	—	3,882
Dividends paid to parent	—	—	—	—	(42,000)	—	(42,000)	—	(42,000)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(392)	(392)
Net loss	—	—	—	—	(59,270)	—	(59,270)	169	(59,101)
Unrealized loss due to fair value adjustments on interest rate swap agreements, net of taxes, net of settlements	—	—	—	—	—	(24,171)	(24,171)	—	(24,171)
Foreign currency translation adjustments	—	—	—	—	—	(57,625)	(57,625)	—	(57,625)
Balance at March 31, 2020	—	49,543	(24,233)	1,295,500	383,613	(421,908)	1,282,515	12,285	1,294,800
Share based awards compensation expense	—	—	—	4,092	—	—	4,092	—	4,092
Net loss	—	—	—	—	(169,951)	—	(169,951)	(427)	(170,378)
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes, net of settlements	—	—	—	—	—	849	849	—	849
Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	2,669	2,669	—	2,669
Foreign currency translation adjustments	—	—	—	—	—	(3,702)	(3,702)	—	(3,702)
Tax impact of convertible notes issued	$—	$49,543	$(24,233)	$1,299,593	$213,662	$(422,092)	$1,116,473	$11,859	$1,128,332
Share based awards compensation expense	—	—	—	4,198	—	—	4,198	—	4,198
Net loss	—	—	—	—	(144,431)	—	(144,431)	(444)	(144,875)
Unrealized gain to fair value adjustments on interest rate swap agreements, net of taxes, net of settlements	—	—	—	—	—	6,528	6,528	—	6,528

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Amortization of accumulated losses for amended swap agreements	—	—	—	—	—	2,669	2,669	—	2,669
Foreign currency translation adjustments	—	—	—	—	—	(1,503)	(1,503)		(1,503)
Balance at September 30, 2020	$—	$49,543	$(24,233)	$1,303,791	$69,231	$(414,398)	$983,934	$11,415	$995,349

8. Investment in National CineMedia LLC

Below is a summary of activity with NCM included in the Company’s condensed consolidated financial statements:

	Investment in NCM	NCM Screen Advertising Advances	Distributions from NCM	Equity in Loss	Other Revenue	Interest Expense - NCM	Cash Received
Balance as of January 1, 2021	$151,962	$(344,255)
Receipt of common units due to annual common unit adjustment ("CUA")	10,237	(10,237)	—	—	—	—	—
Screen rental revenues earned under ESA (1)	—	—	—	—	(7,516)	—	7,516
Interest accrued related to significant financing component	—	(17,723)	—	—	—	17,723	—
Receipt under tax receivable agreement	(156)	—	(77)	—	—	—	233
Equity in loss	(22,046)	—	—	22,046	—	—	—
Amortization of screen advertising advances	—	24,003	—	—	(24,003)	—	—
Balance as of and for the nine months ended September 30, 2021	$139,997	$(348,212)	$(77)	$22,046	$(31,519)	$17,723	$7,749

(1) Amounts include the per patron and per digital screen theatre access fees due to the Company, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire of approximately $2,850.

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

As of September 30, 2021, the Company owned a total of 43,161,550 common units of NCM representing an ownership interest of approximately 26%. Each of the Company’s common units in NCM is convertible into one share of NCM, Inc. common stock. As of September 30, 2021, the estimated fair value of the Company’s investment in NCM was approximately $153,655 based on NCM, Inc.’s stock price as of September 30, 2021 of $3.56 per share (Level 1 input as defined in FASB ASC Topic 820).

Exhibitor Services Agreement

As discussed above, the Company’s domestic theatres are part of the in-theatre digital network operated by NCM under the ESA. NCM provides advertising to the Company’s theatres through its branded “Noovie” pre-show entertainment program and also handles lobby promotions and displays for our theatres. The Company receives monthly theatre access fees for participation in the NCM network for participation in the NCM network generally on a per patron and per screen basis. These fees earned under the ESA are reflected in other revenue on the condensed consolidated income statement.

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

The recognition of revenue related to the NCM screen advertising advances are recorded through February 2041.

	Twelve Months Ended September 30,
Remaining Maturity	2022	2023	2024	2025	2026	Thereafter	Total
NCM screen advertising advances (1)	$8,968	$9,587	$10,251	$10,962	$11,724	$296,720	$348,212

(1) Amounts are net of the estimated interest to be accrued for the periods presented. See discussion of significant financing component below.

Significant Financing Component

In connection with the completion of the NCMI initial public offering, the Company amended and restated its ESA with NCM and received approximately $174,000 in cash consideration from NCM. The proceeds were recorded as deferred revenue and are being amortized over the term of the modified ESA, or through February 2041. In addition to the consideration received upon the ESA modification during 2007, the Company also receives consideration in the form of common units from NCM, at each annual common unit adjustment settlement, in exchange for exclusive access to the Company’s newly opened domestic screens under the ESA. Due to the significant length of time between receiving the consideration from NCM and fulfillment of the related performance obligation, the ESA includes an implied significant financing component, as per the guidance in ASC Topic 606. As a result of the significant financing component, the Company recognized incremental screen rental revenue and interest expense of $24,003 and $17,723, respectively, during the nine months ended September 30, 2021 and incremental screen rental revenue and interest expense of $23,464 and $17,726, respectively, during the nine months ended September 30, 2020. The interest expense was calculated using the Company’s incremental borrowing rates at the time when the cash was received from the NCMI IPO and each tranche of common units was received from NCM, which ranged from 4.4% to 8.3%.

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

NCM Financial Information

Below is summary financial information for NCM for the periods indicated:

	Three Months Ended	Three Months ended	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 24, 2020	September 30, 2021	September 24, 2020
Gross revenues	$31,677	$6,000	$51,080	$74,700
Operating income (loss)	$(18,669)	$(20,073)	$(76,607)	$(38,973)
Net loss	$(35,335)	$(34,950)	$(125,699)	$(81,350)

	As of	As of
	September 30, 2021	December 31, 2020
Current assets	$97,064	$142,566
Noncurrent assets	$665,570	$685,643
Current liabilities	$48,761	$46,872
Noncurrent liabilities	$1,114,599	$1,072,207
Members deficit	$(400,726)	$(290,870)

9. Other Investments

Digital Cinema Implementation Partners LLC (“DCIP”)

On February 12, 2007, the Company, AMC and Regal (the “Exhibitors”) entered into a joint venture known as DCIP to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. As of September 30, 2021, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP. The Company accounts for its investment in DCIP and its subsidiaries under the equity method of accounting. On March 10, 2010, DCIP and its subsidiaries completed an initial financing transaction to enable the purchase, deployment and leasing of digital projection systems to the Exhibitors under equipment lease and installation agreements. On March 31, 2011, DCIP obtained incremental financing necessary to complete the deployment of digital projection systems. DCIP also entered into long-term Digital Cinema Deployment Agreements (“DCDAs”) with six major motion picture studios pursuant to which Kasima LLC, one of DCIP’s subsidiaries, receives a virtual print fee ("VPF") each time the studio books a film or certain other content on the leased digital projection systems. Other content distributors entered into similar DCDAs that provide for the payment of VPFs for bookings of the distributor's content on a leased digital projection system. The DCDAs end on the earlier to occur of (i) the tenth anniversary of the "mean deployment date" for all digital projection systems scheduled to be deployed over a period of up to five years, or (ii) the date DCIP achieves "cost recoupment", each as defined in the DCDAs. Cost recoupment occurs when revenues attributable to the digital projection systems exceed the financing, deployment, administration and other costs associated with the purchase of the digital projection systems. DCIP expects cost recoupment to occur during October 2021. The timing of cost recoupment is dependent on VPF payments from studios. Pursuant to the operating agreement between the Exhibitors and DCIP, DCIP could distribute excess cash to the Exhibitors upon the payoff of its outstanding debt, which began during the year ended December 31, 2019.

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

Below is summary financial information for DCIP for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Gross revenues	$27,639	$1,084	$47,361	$20,809
Operating income (loss)	$18,427	$(29,878)	$41,868	$(72,422)
Net income (loss)	$18,976	$(30,554)	$42,933	$(79,660)

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

	As of
	September 30, 2021	December 31, 2020
Current assets	$41,625	$36,372
Noncurrent assets	$63	$205
Current liabilities	$14,562	$39,844
Noncurrent liabilities	$—	$687
Members' equity (deficit)	$27,126	$(3,954)

The Company had the following transactions with DCIP during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Equipment lease payments (1)(2)	$—	$346	$—	$1,384
Warranty reimbursements from DCIP (2)	$(84)	$—	$(784)	$(3,123)
Management service fees (2)	$21	$—	$36	$84
Distributions from DCIP (3)	$6,534	$—	$6,534	$—
(1)
As a result of the MELA amendment noted above, the Company recorded a lease termination liability during 2020. The lease termination payments made during the nine months ended September 30, 2021 reduced the liability outstanding. The remaining termination liability of $174 as of September 30, 2021 is reflected in accrued other current liabilities on the condensed consolidated balance sheet.
(2)
Amounts reflected in utilities and other costs on the condensed consolidated statements of loss.
(3)
Cash distributions received from DCIP are not treated as a reduction of the investment balance because, as discussed above, the Company's equity investment in DCIP is zero. Reflected as distributions from DCIP on the condensed consolidated statements of loss.

Other Investment Activity

Below is a summary of activity for each of the Company’s other investments for the nine months ended September 30, 2021:

	AC JV, LLC	DCDC	FE Concepts	Other	Total
Balance at January 1, 2021	$3,745	$1,255	$18,273	$453	$23,726
Equity income (loss)	(1,099)	296	788	—	(15)
Other	—	—	—	44	44
Balance at September 30, 2021	$2,646	$1,551	$19,061	$497	$23,755

Below is a summary of transactions with each of the Company’s other investees for the nine months ended September 30, 2021:

		Nine Months Ended
Investee	Transactions	September 30, 2021	September 30, 2020
AC JV, LLC	Event fees paid (1)	$1,386	$2,258
DCDC	Content delivery fees paid (1)	$377	$208
FE Concepts	Theatre service fees received (2)	$(47)	$(19)
(1)
Included in film rentals and advertising costs on the condensed consolidated statements of income.
(2)
Included in other revenues on the condensed consolidated statements of income.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

10. Share Based Awards

Restricted Stock

During the nine months ended September 30, 2021, Cinemark Holdings, Inc. granted 1,077,926 shares of restricted stock to its directors and employees of the Company. The fair value of the restricted stock granted was determined based on the closing price of Cinemark Holdings, Inc.’s common stock on the day preceding the grant date, which ranged from $16.09 to $23.98 per share. The Company assumed forfeiture rates for the restricted stock awards that ranged from 0% to 10%. Certain of the restricted stock awards vested immediately on the grant date while others vest over periods ranging from one to four years. The recipients of restricted stock are entitled to receive non-forfeitable dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

Below is a summary of restricted stock activity for the nine months ended September 30, 2021:

	Shares of	Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2021	1,431,975	$21.11
Granted	1,077,926	$21.24
Vested	(115,712)	$23.79
Forfeited	(42,034)	$18.13
Outstanding at September 30, 2021	2,352,155	$21.00
Unvested restricted stock at September 30, 2021	2,352,155	$21.00

	Nine Months Ended September 30,
	2021	2020
Compensation expense recognized by the Company during the period	$13,066	$7,548
Additional compensation expense recognized by Cinemark Holdings, Inc. during the period	$691	$687
Fair value of restricted shares held by Company employees that vested during the period	$1,162	$8,567
Fair value of restricted shares held by Cinemark Holdings, Inc.’s directors that vested during the period	$1,329	$377
Income tax benefit (cost) recognized upon vesting of restricted stock awards held by Company employees	$(383)	$2,533
Additional income tax benefit recognized upon vesting of restricted stock awards held by Cinemark Holdings, Inc.'s directors	$278	$145

As of September 30, 2021, the estimated remaining unrecognized compensation expense related to unvested restricted stock awards was $28,541, of which $27,893 will be recognized by the Company and $648 will be recognized by Cinemark Holdings, Inc. The weighted average period over which this remaining compensation expense will be recognized is approximately two years.

Restricted Stock Units

Cinemark Holdings, Inc. did not grant any restricted stock units during the nine months ended September 30, 2021.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

During the nine months ended September 30, 2021, the Compensation Committee of Cinemark Holdings, Inc.’s Board of Directors evaluated the impact of the COVID-19 pandemic on the performance metric used for the restricted stock unit awards granted during February 2019 and February 2020 and determined that the COVID-19 pandemic significantly impacted the Company’s ability to meet the performance metric. The Compensation Committee made a discretionary decision to certify the vest of the 2019 and 2020 restricted stock unit awards at target based upon the unforeseen, external circumstances beyond management’s control, the projected macroeconomic conditions through 2021 and beyond, and the uncertain timing as to the recovery of the Company’s industry. The requirement to satisfy the applicable service period under the restricted stock unit awards was not changed.

Below is a summary of restricted stock unit activity for the nine months ended September 30, 2021:

	Nine Months Ended September 30,
	2021	2020
Number of restricted stock unit awards that vested during the period	15,230	120,293
Fair value of restricted stock unit awards that vested during the period	$314	$3,669
Accumulated dividends paid upon vesting of restricted stock unit awards	$62	$576
Compensation expense recognized during the period	$2,832	$4,624
Income tax benefit (cost) related to stock unit awards	$(467)	$215

As of September 30, 2021, the estimated remaining unrecognized compensation expense related to outstanding restricted stock unit awards was $7,185. The weighted average period over which this remaining compensation expense will be recognized is approximately 2 years. As of September 30, 2021, the Company had restricted stock units outstanding that represented a total of 561,041 hypothetical shares of common stock, net of forfeitures, reflecting actual certified performance levels for all grants outstanding.

11. Goodwill and Other Intangible Assets

A summary of the Company’s goodwill is as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at January 1, 2021 (1)	$1,182,853	$70,987	$1,253,840
Foreign currency translation adjustments	—	(3,705)	(3,705)
Balance at September 30, 2021 (1)	$1,182,853	$67,282	$1,250,135
(1)
Balances are presented net of accumulated impairment losses of $214,031 for the U.S. operating segment and $43,750 for the international operating segment. See discussion of the qualitative impairment analysis performed by the Company as of September 30, 2021 at Note 12.

A summary of the Company’s intangible assets is as follows:

	Balance at January 1, 2021	Additions (1)	Amortization	Foreign Currency Translation Adjustments	Balance at September 30, 2021
Intangible assets with finite lives:
Gross carrying amount	$82,432	$—	$—	$(132)	$82,300
Accumulated amortization	(68,416)	―	(1,994)	—	(70,410)
Total net intangible assets with finite lives	$14,016	$—	$(1,994)	$(132)	$11,890

Intangible assets with indefinite lives:
Tradename and other	300,179	146	—	(190)	300,135
Total intangible assets, net	$314,195	$146	$(1,994)	$(322)	$312,025
(1)
Amount represents alcoholic beverage licenses acquired.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The estimated aggregate future amortization expense for intangible assets is as follows:

For the three months ended December 31, 2021	$680
For the twelve months ended December 31, 2022	2,519
For the twelve months ended December 31, 2023	2,429
For the twelve months ended December 31, 2024	2,429
For the twelve months ended December 31, 2025	2,316
Thereafter	1,517
Total	$11,890

12. Impairment of Long-Lived Assets

The Company performed long-lived asset impairment evaluations at the end of each quarter during the nine months ended September 30, 2021. The following table is a summary of the evaluations performed by asset classification:

Asset	Impairment	Valuation	Valuation
Category	Test Type	Approach	Multiple

First and Second Quarters
Goodwill	Qualitative	N/A	N/A
Tradename Intangible Assets	Qualitative	N/A	N/A
Other Long-lived Assets	Qualitative	N/A	N/A

Third Quarter
Goodwill	Qualitative	N/A	N/A
Tradename Intangible Assets	Qualitative	N/A	N/A
Other Long-lived Assets	Quantitative (1)	Market	3.1 to 6 times
(1)
Quantitative test performed for certain theatre level assets where indicators existed under a qualitative test. For theatre level asset evaluations performed, the Company used the lesser of the remaining theatre lease term or the applicable market multiple to determine impairment exposure.

Goodwill – The Company evaluates goodwill for impairment as follows:

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

•
Qualitative approach The Company’s qualitative assessment considers industry and market conditions and recent developments that may impact the revenue forecasts and other estimates used in its most recent quantitative assessment.

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
•
Qualitative approach The Company performs a qualitative evaluation for certain theatres based on the results of the quantitative evaluation noted above. The Company’s qualitative evaluation considers relevant market transactions, industry trading multiples and recent developments that would impact its estimates of future cash flows.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

The following table is a summary of the impairment recorded as a result of the evaluations performed during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
U.S. Segment
Theatre properties	$4,801	$2,075	$4,801	$5,718
Theatre operating lease right-of-use assets	2,638	1,123	2,638	7,075
Cost method investment	—	2,500	—	2,500
U.S. total	7,439	5,698	7,439	15,293

International segment
Theatre properties	39	938	39	5,422
Theatre operating lease right-of-use assets	2	1,654	2	4,194
Goodwill	—	16,128	—	16,128
Intangible assets	—	177	—	177
International total	41	18,897	41	25,921

Total Impairment	$7,480	$24,595	$7,480	$41,214

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

Below is a summary of liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of September 30, 2021 and December 31, 2020:

		Carrying	Fair Value Hierarchy
Description	As of,	Value	Level 1	Level 2	Level 3
Interest rate swap liabilities (1)	September 30, 2021	$22,253	$—	$22,253	$—

Interest rate swap liabilities (1)	December 31, 2020	$33,847	$—	$33,847	$—
(1)
See further discussion of interest rate swaps at Note 6.

The Company uses the market approach for fair value measurements on a nonrecurring basis in the impairment evaluations of its goodwill, intangible assets and long-lived assets (see Note 11 and Note 12). See additional explanation of fair value measurement techniques used for long-lived assets, goodwill and intangible assets in “Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed March 3, 2021. There were no changes in valuation techniques. The Company elected to perform its goodwill impairment evaluation using both the market approach and the income approach for the nine months ended September 30, 2021. There were no transfers in to or out of Level 1, Level 2 or Level 3 during the nine months ended September 30, 2021.

14. Foreign Currency Translation

The accumulated other comprehensive loss account in stockholders’ equity of $402,380 and $398,653 as of September 30, 2021 and December 31, 2020, respectively, primarily includes cumulative foreign currency net losses of $390,654 and $375,644, respectively, from translating the financial statements of the Company’s international subsidiaries and the cumulative changes in fair value of the Company’s interest rate swap agreements that are designated as hedges.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

As of September 30, 2021, all foreign countries where the Company has operations, other than Argentina, are non-highly inflationary, and the local currency is the same as the functional currency in all of the locations. Thus, any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss. The Company deemed Argentina to be highly inflationary beginning July 1, 2018. A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the financial statements of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity. The financial information of the Company’s Argentina subsidiaries was remeasured in U.S. dollars in accordance with ASC Topic 830, Foreign Currency Matters, effective July 1, 2018.

Below is a summary of the impact of translating the September 30, 2021 and 2020 financial statements of the Company’s international subsidiaries:

			Other Comprehensive Loss for
	Exchange Rate as of		Nine Months Ended
Country	September 30, 2021	December 31, 2020	September 30, 2021	September 30, 2020
Brazil	5.43	5.20	$(3,368)	$(51,453)
Chile	811.13	714.14	(7,967)	(5,046)
Colombia	3,834.68	3,432.50	(140)	(2,584)
Peru	4.16	3.65	(3,609)	(3,187)
All other			74	(560)
			$(15,010)	$(62,830)
(1)
Beginning July 1, 2018, Argentina was deemed highly inflationary. A gain of $345 and $1,053 for the nine months ended September 30, 2021 and 2020, respectively, is reflected as foreign currency exchange loss on the Company’s condensed consolidated statement of income as a result of translating Argentina financial results to U.S. dollars.

15. Supplemental Cash Flow Information

The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Nine Months Ended
	September 30,
	2021	2020
Cash paid for interest	$69,479	$53,364
Cash paid (refunds received) for income taxes, net	$(136,937)	$(108,776)
Cash deposited in restricted accounts (1)	$7,300	$—
Noncash investing and financing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment (2)	$(2,409)	$(7,933)
Interest expense - NCM (see Note 8)	$(17,723)	$(17,726)
Investment in NCM – receipt of common units (see Note 8)	$10,237	$3,620

(1) Represents cash deposited in a collateral account during the period to support the issuance of letters of credit to lenders. See further discussion at Note 6.

(2) Additions to theatre properties and equipment included in accounts payable as of September 30, 2021 and December 31, 2020 were $25,841 and $28,250, respectively.

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

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
U.S.	$376,278	$34,639	$742,982	$472,096
International	59,294	1,069	101,957	118,061
Eliminations	(751)	(230)	(1,105)	(2,089)
Total revenues	$434,821	$35,478	$843,834	$588,068

Adjusted EBITDA
U.S.	$45,181	$(105,279)	$(30,358)	$(144,918)
International	(495)	(22,232)	(27,788)	(33,459)
Total Adjusted EBITDA	$44,686	$(127,511)	$(58,146)	$(178,377)

Capital expenditures
U.S.	$22,423	$17,903	$47,547	$54,604
International	2,002	2,756	9,697	13,014
Total capital expenditures	$24,425	$20,659	$57,244	$67,618

The following table sets forth a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss	$(72,276)	$(144,875)	$(412,845)	$(374,354)
Add (deduct):
Income taxes	(7,467)	(119,273)	(11,355)	(220,287)
Interest expense (1)	31,902	32,235	93,480	87,942
Other expense, net (2)	12,501	22,907	35,433	47,412
Cash distributions from DCIP (3)	—	—	—	10,383
Cash distributions from other equity investees (4)	—	2,146	156	15,047
Depreciation and amortization	67,208	62,543	202,288	191,380
Impairment of long-lived assets	7,480	24,595	7,480	41,214
Restructuring costs	(340)	524	(1,288)	20,062
Loss on disposal of assets and other	1,020	(13,327)	7,883	(10,997)
Loss on extinguishment of debt	—	—	6,527	—
Non-cash rent expense	(1,124)	816	(1,803)	1,649
Share based awards compensation expense	5,782	4,198	15,898	12,172
Adjusted EBITDA	$44,686	$(127,511)	$(58,146)	$(178,377)

(1) Includes amortization of debt issue costs and amortization of accumulated losses for amended swap agreements.

(2) Includes interest income, foreign currency exchange loss, equity in income (loss) of affiliates and interest expense - NCM and excludes distributions from NCM and distributions from DCIP.

(3) Includes cash distributions from DCIP that were recorded as a reduction of the Company’s investment in DCIP. These distributions are reported entirely within the U.S. operating segment.

(4) Includes cash distributions received from equity investees, other than those from DCIP noted above, that were recorded as a reduction of the respective investment balances (see Notes 8 and 9). These distributions are reported entirely within the U.S. operating segment.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share and per share data

Financial Information About Geographic Areas

Below is a breakdown of selected financial information by geographic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2021	2020	2021	2020
U.S.	$376,278	$34,639	$742,982	$472,096
Brazil	20,632	513	30,533	53,829
Other international countries	38,662	556	71,424	64,232
Eliminations	(751)	(230)	(1,105)	(2,089)
Total	$434,821	$35,478	$843,834	$588,068

	As of	As of
Theatre Properties and Equipment-net	September 30, 2021	December 31, 2020
U.S.	$1,249,490	$1,392,780
Brazil	60,020	72,080
Other international countries	125,964	150,202
Total	$1,435,474	$1,615,062

17. Related Party Transactions

The Company manages a theatre for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Lee Roy Mitchell is Cinemark Holdings, Inc.’s Chairman of the Board of Directors and directly and indirectly owns approximately 9% of Cinemark Holdings, Inc.’s common stock. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenues. The Company recorded $222 and $123 of management fee revenues during the nine months ended September 30, 2021 and 2020, respectively. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation.

Walter Hebert, Mr. Mitchell’s brother-in-law, previously served as the Executive Vice President – Purchasing of the Company and retired in July 2021. Mr. Hebert now serves as a consultant to the Company until July 2022. During the nine months ended September 30, 2021, the Company has paid Mr. Hebert $62 related to consulting services.

The Company has an Aircraft Time Sharing Agreement with Copper Beech Capital, LLC (“Copper Beech”) to use, on occasion, a private aircraft owned by Copper Beech. Copper Beech is owned by Mr. Mitchell and his wife, Tandy Mitchell. The private aircraft is used by Mr. Mitchell and other executives who accompany Mr. Mitchell to business meetings for the Company. The Company reimburses Copper Beech for the actual costs of fuel usage and the expenses of the pilots, landing fees, storage fees and similar expenses incurred during the trip. For the nine months ended September 30, 2021 and 2020, the aggregate amounts paid to Copper Beech for the use of the aircraft was $0 and $12, respectively.

The Company leases 14 theatres from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of the directors of Cinemark Holdings, Inc. and is an officer of the general partner of Syufy. Of these 14 leases, twelve have fixed minimum annual rent. The two leases without minimum annual rent have rent based upon a specified percentage of gross sales as defined in the lease. For the nine months ended September 30, 2021 and 2020, the Company paid total rent of $17,893 and $17,271, respectively, to Syufy.

The Company has a 50% voting interest in FE Concepts, a joint venture with AWSR, an entity owned by Lee Roy Mitchell and Tandy Mitchell. FE Concepts operates a family entertainment center that offers bowling, gaming, movies and other amenities that opened during December 2019. See Note 9 for further discussion.

The Company has paid certain fees on behalf of its parent, Cinemark Holdings, Inc., and Cinemark Holdings, Inc. has paid income taxes and other expenses on behalf of the Company. The net receivable from Cinemark Holdings, Inc. as of September 30, 2021 and December 31, 2020 was $37,833 and $36,775, respectively. The Company received contributions from Cinemark Holdings, Inc. of $120,000 during the nine months ended September 30, 2021 and paid dividends of $42,000 to Cinemark Holdings, Inc. during the nine months ended September 30, 2020.

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

Cinemark Holdings, Inc., et al vs Factory Mutual Insurance Company. The Company filed suit on November 18, 2020, in the District Court, 471st Judicial District, Collin County, Texas. On December 22, 2020, the case was moved to the US District Court for the Eastern District of Texas, Sherman Division. The Company submitted a claim under its property insurance policy issued by Factory Mutual Insurance Company (the “FM Policy”) for losses sustained as a result of the COVID-19 pandemic and the forced closure of the Company’s theatres pursuant to orders issued by various government agencies. Factory Mutual Insurance Company (“FM”) denied the Company’s claim. The Company is seeking damages resulting from FM’s breach of contract, FM’s bad faith conduct and a declaration of the parties’ rights under the FM Policy. The Company cannot predict the outcome of this litigation.

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

Recent Developments

As we have previously disclosed, the COVID-19 pandemic has had an unprecedented impact on the world and the movie exhibition industry. The social and economic effects have been widespread. As a movie exhibitor that operates spaces where patrons gather in close proximity, we continue to be impacted by the pandemic. To comply with government mandates at the initial outbreak of the COVID-19 pandemic, we temporarily closed all of our theatres in the U.S. and Latin America in March of 2020, implemented temporary personnel and salary reductions, halted non-essential operating and capital expenditures, and negotiated modified timing and/or abatement of contractual payments with landlords and other major suppliers until our theatres reopened. In addition, we suspended our quarterly dividend.

As of September 30, 2021, all of our domestic and international theatres were open. Theatre staffing levels remain reduced as compared to pre-COVID levels due to reduced operating hours in certain locations as well as our focus on initiatives to enhance productivity. We continue to limit capital expenditures to essential activities and projects. We worked with landlords and other vendors during the nine months ended September 30, 2021 to extend payment terms as it reopened theatres and continues to recover from the impacts of the COVID-19 pandemic.

Based on our current estimates of recovery, we believe we have, and will generate, sufficient cash to sustain operations. Nonetheless, the COVID-19 pandemic has had, and continues to have, adverse effects on our business, results of operations, cash flows and financial condition

General Information

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Argentina, Chile, Colombia, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay. As of September 30, 2021, we managed our business under two reportable operating segments – U.S. markets and international markets. See Note 16 to our condensed consolidated financial statements.

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

Films leading the box office during the nine months ended September 30, 2021 included new releases Shang-Chi and the Legend of the Ten Rings, Black Widow, F9: The Fast Saga, A Quiet Place Part II, Jungle Cruise, Free Guy, Godzilla vs. Kong, Cruella, Space Jam: A New Legacy and The Conjuring: The Devil Made Me Do It. Films currently scheduled for release during the remainder of 2021 include Venom: Let There Be Carnage, Eternals, Ghostbusters: Afterlife, The Matrix Resurrections, No Time to Die, Encanto, Sing 2, Halloween Kills, Dune, West Side Story and the Marvel sequel Spider-man; No Way Home, among other films.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating data (in millions):
Revenues
Admissions	$225.5	$14.9	$435.1	$307.4
Concession	164.2	9.1	313.5	199.6
Other	45.1	11.5	95.2	81.1
Total revenues	$434.8	$35.5	$843.8	$588.1
Cost of operations
Film rentals and advertising	117.0	8.2	216.8	165.2
Concession supplies	28.2	2.7	54.2	39.9
Salaries and wages	67.6	20.2	149.2	116.6
Facility lease expense	68.8	67.1	200.8	214.5
Utilities and other	81.7	43.3	192.0	178.7
General and administrative expenses	38.0	29.6	109.7	97.6
Depreciation and amortization	67.2	62.6	202.3	191.4
Impairment of long-lived assets	7.5	24.6	7.5	41.2
Restructuring costs	(0.3)	0.6	(1.3)	20.1
(Gain) loss on disposal of assets and other	1.0	(13.3)	7.9	(11.0)
Total cost of operations	476.7	245.6	1,139.1	1,054.2
Operating loss	$(41.9)	$(210.1)	$(295.3)	$(466.1)

Operating data as a percentage of total revenues:
Revenues
Admissions	51.9%	42.0%	51.6%	52.3%
Concession	37.8%	25.6%	37.2%	33.9%
Other	10.3%	32.4%	11.2%	13.8%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations (1)
Film rentals and advertising	51.9%	NM	49.8%	53.7%
Concession supplies	17.2%	NM	17.3%	20.0%
Salaries and wages	15.5%	NM	17.7%	19.8%
Facility lease expense	15.8%	NM	23.8%	36.5%
Utilities and other	18.8%	NM	22.8%	30.4%
General and administrative expenses	8.7%	NM	13.0%	16.6%
Total cost of operations	109.6%	NM	135.0%	179.3%
Operating loss	(9.6)%	NM	(35.0)%	(79.3)%
(1)
All costs are expressed as a percentage of total revenues, except film rentals and advertising, which are expressed as a percentage of admissions revenues and concession supplies, which are expressed as a percentage of concession revenues. Certain values are considered not meaningful (“NM”) as they are not comparable due to the temporary theatre closures effective in March 2020.

Three months ended September 30, 2021 versus three months ended September 30, 2020

Three months ended September 30, 2021 – All of our domestic and international theatres were open as of September 30, 2021.

Three months ended September 30, 2020 – All of our domestic and international theatres were temporarily closed effective March 17, 2020 and March 18, 2020, respectively, as a result of the COVID-19 pandemic. We began reopening our domestic theatres in June 2020 and operated under a test-and-learn strategy to define training, communication, implementation and execution of enhanced health and safety protocols. These theatres opened to reduced operating hours with library content and “welcome back” pricing for tickets and concession products to encourage patrons to return to the movies. As of September 30, 2020, we had 252 domestic theatres and 15 international theatres reopened.

As a result of theatre closures during the three months ended September 30, 2020, the average ticket price and concession revenues per patron for our international theatres are not meaningful ("NM") for comparison to the three months ended September 30, 2021.

	U.S. Operating Segment		International Operating Segment			Consolidated
					Constant Currency (3)
	2021	2020	2021	2020	2021	2021	2020
Admissions revenues (1)	$195.3	$14.9	$30.2	$0.1	$32.2	$225.5	$15.0
Concession revenues (1)	$142.6	$8.9	$21.6	$0.3	$23.0	$164.2	$9.2
Other revenues (1)(2)	$37.6	$10.8	$7.5	$0.7	$7.9	$45.1	$11.5
Total revenues (1)(2)	$375.5	$34.6	$59.3	$1.1	$63.1	$434.8	$35.7
Attendance (1)	21.5	1.9	9.2	—		30.7	1.9
Average ticket price (1)	$9.08	$8.01	$3.28	NM	$3.50	$7.35	$7.96
Concession revenues per patron (1)	$6.63	$4.79	$2.35	NM	$2.50	$5.35	$4.87
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
(3)
Constant currency revenue amounts, which are non-GAAP measurements, were calculated using the average exchange rate for the corresponding month for 2020. We translate the results of our international operating segment from local currencies into U.S. dollars using currency rates in effect at different points in time in accordance with U.S. GAAP. Significant changes in foreign currency exchange rates from one period to the next can result in meaningful variations in reported results. We are providing constant currency amounts for our international operating segment to present a period-to-period comparison of business performance that excludes the impact of foreign currency fluctuations
•
U.S. The third quarter of 2021 included new releases such as Shang-Chi and the Legend of the Ten Rings, Black Widow, Jungle Cruise, Free Guy, F9: The Fast Saga and Space Jam: A New Legacy. Average ticket price was $9.08, which was impacted by ticket type mix and a reduced number of weekday and matinee showtimes. Concession revenues per patron was $6.63, which was impacted by core concession product sales, the reintroduction of enhanced food and beverage options and the recognition of previously deferred loyalty revenues. Other revenues for the third quarter of 2021 included the amortization of NCM screen advertising advances, screen rental revenue, promotional and trailer placement income related to new film releases and transactional fees. Other revenues for the third quarter of 2020 primarily included the amortization of NCM screen advertising advances.
•
International. We offered new releases and some library content in our international theatres during the third quarter of 2021, resulting in 9.2 million in attendance, $30.2 million of admissions revenue and $21.6 million of concessions revenue. Our average ticket price was $3.28 as reported and $3.50 in constant currency. Concession revenues per patron of $2.35 as reported, and $2.50 in constant currency, which was impacted by purchase incidence of our core concession items, inflation, new premium combo offerings, and the volume of retail concession sales. Other revenues primarily included screen advertising and loyalty membership revenues.

Cost of Operations. The table below summarizes our theatre operating costs (in millions) by reportable operating segment for the three months ended September 30, 2021 and 2020.

	U.S. Operating Segment		International Operating Segment			Consolidated
	2021	2020	2021	2020	Constant Currency (1) 2021	2021	2020
Film rentals and advertising	$101.9	$8.1	$15.1	$0.1	$16.2	$117.0	$8.2
Concession supplies	$23.0	$2.3	$5.2	$0.4	$5.6	$28.2	$2.7
Salaries and wages	$58.0	$15.9	$9.6	$4.3	$10.1	$67.6	$20.2
Facility lease expense	$58.8	$60.8	$10.0	$6.3	$10.4	$68.8	$67.1
Utilities and other	$68.1	$36.5	$13.6	$6.8	$14.4	$81.7	$43.3

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

•
U.S. Film rentals and advertising costs for third quarter of 2021 were 52.2% of admissions revenue. New films released during the third quarter of 2021 had lower performing box office as a result of the current environment, which skewed lower on our negotiated film rental scales. Concession supplies expenses for the third quarter of 2021 were 16.1% of concessions revenue. The concession supplies rate for the third quarter of 2021 reflected the impact of our retail price increases and favorable product mix, which offset certain supply chain cost pressures.

Salaries and wages increased to $58.0 million for the third quarter of 2021 as all of our theatres were open compared to only 252 theatres opened at the end of the third quarter of 2020. We also began extending operating hours to accommodate the release of new films while maintaining our focus on efficient staffing levels. Facility lease expense, which is primarily fixed in nature, reflects a slight increase in percentage rent expense and common area maintenance costs as volumes increased, partially offset by the impact of the permanent closure of certain theatres. Utilities and other costs increased to $68.1 million, as many of these costs, such as credit card fees, electricity costs, janitorial costs, repairs and maintenance and security expense are variable in nature and have increased with the improved attendance from new film content.

•
International. Film rentals and advertising costs for third quarter of 2021 were 50.0% of admissions revenue. Concession supplies expenses, which included a higher mix of retail and premium concession products, were 24.1% of concessions revenue.

Salaries and wages increased to $9.6 million as reported for the third quarter of 2021 as many of our theatres reopened during the quarter. Facility lease expense increased to $10.0 million for the third quarter of 2021 reflecting payment of rent under alternative structures, such as percentage rents in place of minimum fixed rents, as theatres recover, partially offset by the impact of the permanent closure of certain theatres. Utilities and other costs increased to $13.6 million, as many of these costs are variable in nature and have increased with the improved attendance from new film content and theatre reopenings. These expenses, as reported, were also impacted by exchange rates in each of the countries in which we operate.

General and Administrative Expenses. General and administrative expenses increased to $38.0 million for the third quarter of 2021 compared to $29.6 million for the third quarter of 2020. The increase is primarily due to temporary salary reductions for corporate office staff during the third quarter of 2020 and increased incentive and share based award compensation expense as a result of certain retention measures during the third quarter of 2021.

Depreciation and Amortization. Depreciation and amortization expense increased to $67.2 million for the third quarter of 2021 compared to $62.6 million for the third quarter of 2020 primarily due to the digital projectors received in a non-cash distribution from DCIP during the fourth quarter of 2020. See Note 9 to the condensed consolidated financial statements for discussion of the non-cash distribution from DCIP.

(Gain) Loss on Disposal of Assets and Other. We recorded a loss on disposal of assets and other of $1.0 million during the third quarter of 2021 compared to a gain of $13.3 million during the third quarter of 2020. Activity for the third quarter of 2021 was primarily related to the removal and disposal of assets at closed theatres. Activity for the third quarter of 2020 was primarily related to a favorable litigation outcome for a case that was previously accrued.

Interest Expense. Interest expense, which includes amortization of debt issue costs and amortization of accumulated losses for swap amendments, increased to $31.9 million during the third quarter of 2021 compared to $32.2 million the third quarter of 2020. The increase was primarily due to the issuance of notes discussed at Note 6 to our condensed consolidated financial statements.

Distributions from DCIP. We recorded distributions from DCIP of $6.5 million during the third quarter of 2021. These distributions were in excess of the carrying value of our investment in DCIP, which was zero. See Note 10 to our condensed consolidated financial statements for discussion of our investment in DCIP.

Equity in Loss of Affiliates. We recorded equity in loss of affiliates of $7.1 million during the third quarter of 2021 compared to $16.1 million during the third quarter of 2020. Our equity method investees are also recovering from the impacts of the COVID-19 pandemic. See Note 2 to our condensed consolidated financial statements for additional discussion of the COVID-19 pandemic. See Notes 8 and 9 to our condensed consolidated financial statements for information about our equity investments.

Income Taxes. An income tax benefit of $(7.5) million was recorded for the third quarter of 2021 compared to an income tax benefit of $(119.3) million for the third quarter of 2020. The effective tax rate was approximately 9.4% for the third quarter of 2021 compared to 45.2% for the third quarter of 2020. The effective tax rate for the third quarter of 2021 was negatively impacted by valuation allowances related to deferred tax assets for which the ultimate realization is uncertain. The effective tax rate for third quarter of 2020 was favorably impacted by the carryback of 2020 losses to tax years that had a 35% federal tax rate under the provisions of the CARES Act. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Nine months ended September 30, 2021 (the “2021 period”) versus the nine months ended September 30, 2020 (the “2020 period”)

All of our domestic and international theatres were open as of September 30, 2021. Certain of our international theatres were temporarily closed for portions of the 2021 period.

	U.S. Operating Segment			International Operating Segment					Consolidated
							Constant Currency (3)
	2021	2020	% Change	2021	2020	% Change	2021	% Change	2021	2020	% Change
Admissions revenues (1)	$384.4	$247.2	55.5%	$50.7	$60.2	(15.8)%	$54.1	(10.1)%	$435.1	$307.4	41.5%
Concession revenues (1)	$275.0	$161.7	70.1%	$38.5	$37.9	1.6%	$40.8	7.7%	$313.5	$199.6	57.1%
Other revenues (1)(2)	$82.5	$61.2	34.8%	$12.7	$19.9	(36.2)%	$13.9	(30.2)%	$95.2	$81.1	17.4%
Total revenues (1)(2)	$741.9	$470.1	57.8%	$101.9	$118.0	(13.6)%	$108.8	(7.8)%	$843.8	$588.1	43.5%
Attendance (1)	41.8	29.8	40.3%	15.7	17.9	(12.3)%			57.5	47.7	20.5%
Average ticket price (1)	$9.20	$8.30	10.8%	$3.23	$3.36	(3.9)%	$3.45	2.7%	$7.57	$6.44	17.5%
Concession revenues per patron (1)	$6.58	$5.43	21.2%	$2.45	$2.12	15.6%	$2.60	22.6%	$5.45	$4.18	30.4%
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
•
U.S. We showed many new releases during the 2021 period, including new releases Shang-Chi and the Legend of the Ten Rings,Black Widow, F9: The Fast Saga, A Quiet Place Part II, Jungle Cruise, Free Guy, Godzilla vs. Kong, Cruella, Space Jam: A New Legacy and The Conjuring: The Devil Made Me Do It and also showed some library content. Additionally, we continued to offer Private Watch Parties to our patrons. Average ticket price increased 10.8% to $9.20 during the 2021 period compared to $8.30 during the 2020 period, primarily as a result of the mix of fewer matinee and weekday showtimes, the impact of Private Watch Parties and recognition of previously deferred loyalty revenues. Concession revenues per patron increased 21.2% to $6.58 during the 2021 compared to $5.43 during the 2020 period, driven by an increase in overall purchase incidence across core concession items, price increases and the recognition of previously deferred loyalty revenues. Other revenues for the 2021 and 2020 periods included the amortization of NCM screen advertising advances. Other revenues for the 2021 period also included screen rental revenue, promotional and trailer placement income related to the recent new film releases and transactional fees, which were lower in the 2020 period as a result of reduced attendance.
•
International. We showed new releases and some library content in our international theatres during the 2021 period, resulting in 15.7 million in attendance, $50.7 million of admissions revenues and $38.5 million of concession revenues. Our average ticket price was $3.23 as reported, $3.45 in constant currency, compared to the 2020 period of $3.36. Concession revenues per patron was $2.45 as reported, $2.60 in constant currency, for the 2021 period compared to $2.12 in the 2020 period. The increase in concession revenues per patron was a result of increased purchase incidence of our core concession items, the impact of inflation, new premium combo offerings, and increased retail concession sales. Other revenues primarily included screen advertising and loyalty membership revenues and were impacted by reduced attendance.

Cost of Operations. The table below summarizes our theatre operating costs (in millions) by reportable operating segment for the nine months ended September 30, 2021 and 2020.

	U.S. Operating Segment		International Operating Segment			Consolidated
	2021	2020	2021	2020	Constant Currency (1) 2021	2021	2020
Film rentals and advertising	$191.5	$136.3	$25.3	$28.9	$27.2	$216.8	$165.2
Concession supplies	$44.6	$29.4	$9.6	$10.5	$10.2	$54.2	$39.9
Salaries and wages	$126.4	$90.5	$22.8	$26.1	$24.5	$149.2	$116.6
Facility lease expense	$177.7	$186.0	$23.1	$28.5	$24.0	$200.8	$214.5
Utilities and other	$161.0	$140.3	$31.0	$38.4	$33.4	$192.0	$178.7
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
•
U.S. Film rentals and advertising costs for the 2021 period were 49.8% of admissions revenue compared to 55.1% for the 2020 period. The rate for the 2021 period reflected the release of new films which skewed lower on our negotiated film rental scales, and the impact of library content. Concession supplies expenses for the 2021 period was 16.2% of concessions revenue compared to 18.2% of concession revenues for the 2020 period. The concession supplies rate for the 2021 period reflected our retail price increases and the impact of a favorable product mix, partially offset by the disposal of perishable goods related to prior theatre closures.

Salaries and wages increased to $126.4 million for the 2021 period as theatre operating hours continue to expand to service growing attendance demand. Facility lease expense, which is primarily fixed in nature, decreased $8.3 million primarily due to a decline in percentage rent expense and common area maintenance costs, as well as the permanent closure of certain theatres. Utilities and other costs increased $20.7 million, as many of these costs, such as janitorial costs, electricity costs, credit card fees and repairs and maintenance, are variable in nature and were impacted by lower attendance as a result of the temporary closures during the 2020 period.

•
International. Film rentals and advertising costs for the 2021 period were 49.9% of admissions revenue compared to 48.0% for the 2020 period. The increase in the film rentals and advertising rate was a result of increased promotional and advertising costs as a percentage of revenue as well as a decrease in virtual print fees collected from studios as cost recoupment is attained on the digital equipment. Concession supplies expenses were 24.9% of concessions revenue compared to 27.7% of concession revenues for the 2020 period, driven by a higher mix of retail and premium concession products, partially offset by the disposal of perishable goods due to temporary theatre closures.

Salaries and wages decreased $3.3 million as reported for the 2021 period as compared to the 2020 period as a result of temporary theatre closures and limited operating hours for those theatres that were open. Facility lease expense decreased $5.4 million as reported due to our negotiations with certain landlords to shift from a minimum rent structure to percentage rent while we recover from the pandemic, as well as lower percentage rent at other locations. Utilities and other costs decreased $7.3 million as reported, as many of these costs are variable in nature, such as credit card fees, security expenses, janitorial costs and repairs and maintenance, and were impacted by the limited operating hours of our theatres as well as periodic closures during the 2021 period. These expenses, as reported, were also impacted by exchange rates in each of the countries in which we operate.

General and Administrative Expenses. General and administrative expenses increased to $109.7 million for the 2021 period compared to $97.6 million for the 2020 period. The increase is primarily due to the temporary salary reductions and furloughs for our corporate workforce during the 2020 period and increased incentive and share based award compensation expense as a result of certain retention measures during the 2021 period.

Depreciation and Amortization. Depreciation and amortization expense increased to $202.3 million for the 2021 period compared to $191.4 million for the 2020 period primarily due to the digital projectors received in a non-cash distribution from DCIP during the fourth quarter of 2020. See Note 9 to the condensed consolidated financial statements for discussion of the non-cash distribution from DCIP.

Impairment of Long-Lived Assets. We recorded asset impairment charges of $7.5 million during the 2021 period. We recorded asset impairment charges of $41.2 million during the 2020 period. The asset impairment charges recorded during the 2021 and 2020 periods were primarily a result of the prolonged impact of the COVID pandemic on our operations, as some theatres remained closed and film content continued to shift into future periods, both of which impacted our estimated future cash flows for theatres. Impairment charges for the 2021 period impacted two countries. Impairment charges for the 2020 period impacted eight countries. See Note 12 to our condensed consolidated financial statements.

Restructuring Costs. Restructuring costs were $(1.3) million during the 2021 period compared to $20.1 million during the 2020 period. The credit recorded during the 2021 period was primarily the result of settlements of lease obligations below the original estimated amounts. Charges recorded during the 2020 period related to a restructuring plan implemented during the second quarter of 2020. See Note 2 to our condensed consolidated financial statements for further discussion.

(Gain) Loss on Disposal of Assets and Other. We recorded a loss on disposal of assets and other of $7.9 million during the 2021 period compared to a gain of $11.0 million during the 2020 period. Activity for the 2021 period was primarily related to the write-off of certain digital projectors recently received from DCIP in a non-cash distribution that were replaced with laser projectors, partially offset by gains on the sales of excess land parcels. See Note 10 for discussion of the distribution of digital projectors from DCIP. Activity for the 2020 period was primarily due to a favorable litigation outcome for a case that was previously accrued, partially offset by the retirement of assets related to theatre remodels.

Interest Expense. Interest expense, which includes amortization of debt issue costs and amortization of accumulated losses for swap amendments, increased to $93.5 million during the 2021 period compared to $87.9 million for the 2020 period. The increase was primarily due to the issuance of notes discussed at Note 6 to our condensed consolidated financial statements.

Loss on Extinguishment of Debt. We recorded a loss on extinguishment of debt of $6.5 million during the 2021 period related to the early retirement of our 5.125% Senior Notes and 4.875% Senior Notes, including the write-off of unamortized debt issuance costs and legal and other fees paid. See Note 6 to our condensed consolidated financial statements.

Distributions from NCM. We recorded distributions from NCM of $0.1 million during the 2021 period compared to $7.0 million recorded during the 2020 period. These distributions were in excess of the carrying value of our Tranche 1 investment. The decrease in distributions from NCM is primarily due to the impact of theatres being temporarily closed as a result of the COVID-19 pandemic as discussed at Note 2. See Note 8 to our condensed consolidated financial statements for discussion of our investment in NCM.

Distributions from DCIP. We recorded distributions from DCIP of $6.5 million during the 2021 period. These distributions were in excess of the carrying value of our investment in DCIP, which was zero. See Note 10 to our condensed consolidated financial statements for discussion of our investment in DCIP.

Equity in Loss of Affiliates. We recorded equity in loss of affiliates of $22.1 million during the 2021 period compared to $27.7 million during the 2020 period. Our equity method investees are also recovering from the impacts of the COVID-19 pandemic. See Notes 8 and 9 to our condensed consolidated financial statements for information about our equity investments.

Income Taxes. An income tax benefit of $(11.4) million was recorded for the 2021 period compared to income tax benefit of $(220.3) million for the 2020 period. The effective tax rate was approximately 2.7% for the 2021 period compared to 37.0% for the 2020 period. As a result of continued projected losses in 2021, the effective tax rate was negatively impacted by valuation allowances related to certain foreign tax credits and deferred tax assets for which the ultimate realization is uncertain. The effective tax rate for the 2020 period was favorably impacted by the carryback of 2020 losses to tax years that had a 35% federal tax rate under the provisions of the CARES Act. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

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

Cash used for operating activities was $31.9 million for the nine months ended September 30, 2021 compared to $172.4 million for the nine months ended September 30, 2020. The decrease in cash used for operating activities was primarily a result of $136.8 million of tax refunds received during April 2021, the timing and level of revenues earned during each period and the timing of payments to vendors for expenses incurred during each period, partially offset by payments of previously deferred rent.

As discussed in Note 4 to our condensed consolidated financial statements, we negotiated the deferral of rent and other lease-related payments in 2020 and early 2021 with some of our landlords. Approximately $43.0 million in deferred lease payments remain as of September 30, 2021. Approximately $37.6 million will be repaid within one year and the remaining $5.4 million will be repaid in subsequent years.

Investing Activities

Our investing activities have been principally related to the development, remodel and acquisition of theatres. New theatre openings and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities was $55.1 million for the nine months ended September 30, 2021 compared to $67.5 million for the nine months ended September 30, 2020. The decrease in cash used for investing activities was primarily due to reduced capital expenditures as we continue to limit spend to essential projects.

Capital expenditures for the nine months ended September 30, 2021 and 2020 were as follows (in millions):

Period	New Theatres	Existing Theatres	Total
Nine Months Ended September 30, 2021	$24.1	$33.1	$57.2
Nine Months Ended September 30, 2020	$18.7	$48.9	$67.6

We operated 524 theatres with 5,897 screens worldwide as of September 30, 2021. Theatres and screens acquired, built and closed during the three months ended September 30, 2021 were as follows:

	January 1, 2021	Built	Closed	September 30, 2021
U.S (42 states)
Theatres	331	1	(8)	324
Screens	4,507	14	(81)	4,440

International (15 countries)
Theatres	200	3	(3)	200
Screens	1,451	25	(19)	1,457

Worldwide
Theatres	531	4	(11)	524
Screens	5,958	39	(100)	5,897

As of September 30, 2021, we had the following signed commitments (costs in millions):

	Theatres	Screens	Estimated Cost (1)
Remainder of 2021
U.S.	2	28	$16.1
International	—	5	3.7
Total	2	33	$19.8

Subsequent to 2021
U.S.	5	62	$41.0
International	7	50	22.4
Total	12	112	$63.4

Total commitments at September 30, 2021	14	145	$83.2
(1)
We expect approximately $19.8 million during the remainder of 2021 and $26.0 million, $31.5 million and $5.9 million to be paid during 2022, 2023 and 2024, respectively. The timing of payments is subject to change as a result of construction or other delays.

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

Financing Activities

Cash used for financing activities was $107.1 million for the nine months ended September 30, 2021 compared to cash provided by financing activities of $187.6 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, we received a contribution of $120.0 million from our parent company, issued the 5.875% Senior Notes and issued the 5.25% Senior Notes, the proceeds of which were used to redeem the 5.125% Senior Notes and the 4.875% Senior Notes as discussed further below. We paid approximately $17.3 million in debt issuance costs and $2.1 million in fees related to these transactions and an amendment to our Senior Secured Credit Facility during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, we borrowed $98.8 million on our revolving line-of-credit, which was repaid during the third quarter of 2020, issued the 8.750% Secured Notes discussed below and paid dividends to Cinemark Holdings, Inc., our parent company, of $42.0 million.

We may from time to time, subject to compliance with our debt instruments, purchase our debt securities on the open market depending upon the availability and prices of such securities. Long-term debt consisted of the following as of September 30, 2021 (in millions):

Cinemark USA, Inc. term loan	$634.8
Cinemark USA, Inc. 8.750% senior secured notes due 2025	250.0
Cinemark USA, Inc. 5.875% senior notes due 2026	405.0
Cinemark USA, Inc. 5.250% senior notes due 2028	765.0
Other debt	28.3
Total long-term debt	$2,083.1
Less current portion	20.3
Subtotal long-term debt, less current portion	$2,062.8
Less: Debt issuance costs, net of accumulated amortization	32.2
Long-term debt, less current portion, net of unamortized debt issuance costs	$2,030.6

As of September 30, 2021, $100 million was available for borrowing under the revolving line of credit.

Contractual Obligations

During the nine months ended September 30, 2021, Cinemark USA, Inc. issued the 5.875% Senior Notes and the 5.25% Senior Notes and redeemed the 5.125% Senior Notes and the 4.875% Senior Notes. Included below is an updated summary of long-term debt obligations and related estimated scheduled interest payment obligations as of September 30, 2021, reflecting these changes.

	Payments Due by Period
	(in millions)
		Less Than			After
Contractual Obligations	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
Long-term debt (1)	$2,083.1	$20.3	$21.1	$1,270.2	$771.5
Scheduled interest payments on long-term debt (2)	$524.9	$108.5	$214.4	$133.2	$68.8
(1) Amounts are presented before adjusting for unamortized debt issuance costs.

(2) Amounts include scheduled interest payments on fixed rate and variable rate debt agreements. Estimates for the variable rate interest payments were based on interest rates in effect on September 30, 2021.

There have been no other material changes in our contractual obligations previously disclosed in “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed March 3, 2021.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Senior Secured Credit Facility

Cinemark USA, Inc. has a senior secured credit facility that includes a $700.0 million term loan and a $100.0 million revolving credit line (the “Credit Agreement”). Under the amended Credit Agreement, quarterly principal payments of $1.6 million are due on the term loan through December 31, 2024, with a final principal payment of $613.4 million due on March 29, 2025. Cinemark USA, Inc. had $100.0 million available borrowing capacity on the revolving credit line as of September 30, 2021.

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

At September 30, 2021, there was $634.8 million outstanding under the term loan and no borrowings were outstanding under the $100.0 million revolving line of credit. The average interest rate on outstanding term loan borrowings under the Credit Agreement as of September 30, 2021 was approximately 3.4% per annum, after giving effect to the interest rate swap agreements discussed above.

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

Additional Borrowings of International Subsidiaries

As of September 30, 2021, certain of our international subsidiaries had an aggregate of $28.3 million outstanding under various local bank loans. Below is a summary of these loans:

	USD Balance as of	Interest Rates as of
Loan Description	September 30, 2021	September 30, 2021	Covenants	Maturity
Peru loans	$5.0 million	1.0% to 4.8%	Negative covenants	June 2023 and December 2023
Brazil loans	$15.1 million	3.6% to 8.1%	Negative covenants	November 2021, October 2023 and January 2029
Colombia loans	$3.2 million	3.3% to 5.9%	Negative and maintenance covenants	May 2023, June 2023 and September 2025
Chile loans	$5.0 million	3.5%	Negative and maintenance covenants	November 2023

Additionally, we deposited cash into a collateral account to support the issuance of bank letters of credit to the lenders for the international loans noted above. The total amount deposited during the nine months ended September 30, 2021 was $7.3 million. Total deposits to support bank letters of credit for the outstanding loans of our international subsidiaries is $21.1 million and is considered restricted cash as of September 30, 2021. These restricted cash amounts do not impact the Applicable Amount as defined under the Credit Agreement or the restricted payments as defined in the indentures to the notes as described above.

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

Covenant Compliance

The indentures governing the 5.875% Senior Notes, the 5.25% Senior Notes and the 8.750% Secured Notes ("the indentures") contain covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of September 30, 2021, Cinemark USA, Inc. could have distributed up to approximately $2.9 billion to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indentures, subject to its available cash and other borrowing restrictions outlined in the indentures. Upon a change of control, as defined in the indentures, Cinemark USA, Inc. would be required to make an offer to repurchase the 5.875% Senior Notes, the 5.25% Senior Notes and the 8.750% Secured Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indentures allow Cinemark USA, Inc. to incur additional indebtedness if we satisfy the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of September 30, 2021 was below zero.

As of September 30, 2021, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to financial market risks, including changes in interest rates, foreign currency exchange rates and other relevant market prices.

Interest Rate Risk

We are currently party to a variable rate debt facility. We have four interest rate swap agreements that are used to hedge a portion of the interest rate risk associated with the variable interest rates on $600 million of the term loan outstanding under the Credit Agreement. An increase or decrease in interest rates would affect our interest expense relating to our variable rate debt. At September 30, 2021, we had an aggregate of approximately $63.1 million of variable rate debt outstanding. Based on the interest rates in effect on the variable rate debt outstanding at September 30, 2021, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $0.6 million.

The table below provides information about our fixed rate and variable rate long-term debt agreements as of September 30, 2021:

	Expected Maturity for the Twelve-Month Periods Ending September 30,								Average
	(in millions)								Interest
	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value	Rate
Fixed rate	$—	$—	$—	$850.0	$405.0	$765.0	$2,020.0	$2,009.8	5.3%
Variable rate (1)	20.3	13.3	7.8	15.2	—	6.5	63.1	61.9	2.8%
Total debt	$20.3	$13.3	$7.8	$865.2	$405.0	$771.5	$2,083.1	$2,071.7
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

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2021, we carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2021

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$185,039	$93,520	$—	$278,559
Other current assets	280,737	(111,671)	(5,003)	164,063
Total current assets	465,776	(18,151)	(5,003)	442,622
Theatre properties and equipment, net	1,435,474	—	—	1,435,474
Operating lease right-of-use assets, net	1,220,898	—	—	1,220,898
Other assets	1,804,814	319,682	(371,542)	1,752,954
Total assets	$4,926,962	$301,531	$(376,545)	$4,851,948
Liabilities and equity
Current liabilities
Current portion of long-term debt	$20,288	$—	$—	$20,288
Current portion of operating lease obligations	215,119	—	—	215,119
Current portion of finance lease obligations	14,406	—	—	14,406
Accounts payable and accrued expenses	394,723	18	(5,003)	389,738
Total current liabilities	644,536	18	(5,003)	639,551
Long-term liabilities
Long-term debt, less current portion	2,295,080	—	(264,523)	2,030,557
Operating lease obligations, less current portion	1,070,432	—	—	1,070,432
Finance lease obligations, less current portion	105,688	—	—	105,688
Other long-term liabilities and deferrals	482,720	18,680	—	501,400
Total long-term liabilities	3,953,920	18,680	(264,523)	3,708,077
Equity	328,506	282,833	(107,019)	504,320
Total liabilities and equity	$4,926,962	$301,531	$(376,545)	$4,851,948

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF LOSS

NINE MONTHS ENDED SEPTEMBER 30, 2021

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Revenues	$843,834	$—	$—	$843,834
Cost of operations				—
Theatre operating costs	813,098	—	—	813,098
General and administrative expenses	109,728	18	—	109,746
Depreciation and amortization	202,288	—	—	202,288
Impairment of long-lived assets	7,480	—	—	7,480
Restructuring costs	(1,288)	—	—	(1,288)
Loss on disposal of assets and other	7,883	—	—	7,883
Total cost of operations	1,139,189	18	—	1,139,207
Operating loss	(295,355)	(18)	—	(295,373)
Other income (expense)
Interest expense	(95,596)	—	2,116	(93,480)
Loss on extinguishment of debt	(6,527)	—	—	(6,527)
Equity in loss of affiliates	(12,852)	(9,209)	—	(22,061)
Distributions from NCM	—	77	—	77
Distribution from DCIP	—	6,534	—	6,534
Interest expense - NCM	(17,723)	—	—	(17,723)
Other income	4,339	2,130	(2,116)	4,353
Total other income (expense)	(128,359)	(468)	—	(128,827)
Loss before income taxes	(423,714)	(486)	—	(424,200)
Income taxes	(11,262)	(93)	—	(11,355)
Net loss	(412,452)	(393)	—	(412,845)
Less: Net loss attributable to noncontrolling interests	(175)	—	—	(175)
Net loss attributable to Cinemark USA, Inc.	$(412,277)	$(393)	$—	$(412,670)

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING

STATEMENT OF COMPREHENSIVE LOSS

NINE MONTHS ENDED SEPTEMBER 30, 2021

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Net loss	$(412,452)	$(393)	$—	$(412,845)
Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes of $3,682, net of settlements	7,912	—	—	7,912
Foreign currency translation adjustments	(15,010)	—	—	(15,010)
Total other comprehensive loss, net of tax	(7,098)	—	—	(7,098)
Total comprehensive loss, net of tax	(419,550)	(393)	—	(419,943)
Comprehensive loss attributable to noncontrolling interests	175	—	—	175
Comprehensive loss attributable to Cinemark USA, Inc.	$(419,375)	$(393)	$—	$(419,768)

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING

STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2021

(In thousands)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Operating activities
Net loss	$(412,452)	$(393)	$—	$(412,845)
Adjustments to reconcile net loss to cash used for operating activities	232,540	9,273	—	241,813
Changes in assets and liabilities	141,510	(2,335)	—	139,175
Net cash used for operating activities	(38,402)	6,545	—	(31,857)
Investing activities
Additions to theatre properties and equipment	(57,244)	—	—	(57,244)
Proceeds from sale of theatre properties and equipment and other	2,192	—	—	2,192
Investments and loans to parent/subsidiary	—	(7,785)	7,785	—
Net cash used for investing activities	(55,052)	(7,785)	7,785	(55,052)
Financing activities
Contributions from parent	120,000	—	—	120,000
Borrowings from parent/subsidiary	7,785	—	(7,785)	—
Proceeds from issuance of senior notes and other borrowings	1,179,706	—	—	1,179,706
Redemption of senior notes	(1,155,000)	—	—	(1,155,000)
Repayments on long-term debt	(7,220)	—	—	(7,220)
Payment of debt issue costs	(17,272)	—	—	(17,272)
Payments on finance leases	(11,045)	—	—	(11,045)
Other	(2,074)	—	—	(2,074)
Net cash used for financing activities	114,880	—	(7,785)	107,095
Effect of exchange rate changes on cash and cash equivalents	(2,165)	—	—	(2,165)
Decrease in cash and cash equivalents	19,261	(1,240)	—	18,021
Cash and cash equivalents:
Beginning of year	165,778	94,760	—	260,538
End of year	$185,039	$93,520	$—	$278,559

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

Item 6. Exhibits

*31.1	Certification of Mark Zoradi, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Mark Zoradi, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Sean Gamble, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

* 101

The following material from Cinemark USA, Inc.’s Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language), filed herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Loss, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

* 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK USA, INC.
Registrant

DATE:	November 5, 2021

/s/Mark Zoradi
Mark Zoradi
Chief Executive Officer

/s/Sean Gamble
Sean Gamble
Chief Financial Officer