Form 10-Q
period 2022-06-30
CINEMARK USA INC /TX
filed 2022-08-05
CIK 885975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 4, 2022, 1,500 shares of Class A common stock and 182,648 shares of Class B common stock were outstanding.

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

Unless the context otherwise requires, all references to “we,” “our,” “us,” “the issuer,” “the Company” or “Cinemark” relate to Cinemark USA, Inc. and its consolidated subsidiaries. All references to Latin America are to Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data, unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$440.6	$442.7
Inventories	20.3	15.5
Accounts receivable	67.1	68.8
Current income tax receivable	45.0	46.6
Prepaid expenses and other	45.3	36.2
Accounts receivable from parent	58.1	46.7
Total current assets	676.4	656.5
Theatre properties and equipment, net of accumulated depreciation of $2,093.8 and $1,985.9	1,296.0	1,382.9
Operating lease right-of-use assets, net	1,180.6	1,230.8
Other assets
Goodwill	1,251.3	1,248.8
Intangible assets, net	309.8	310.8
Investment in NCM	40.2	135.4
Investments in affiliates	25.6	25.2
Deferred charges and other assets, net	27.5	22.3
Total other assets	1,654.4	1,742.5
Total assets	$4,807.4	$5,012.7
Liabilities and equity
Current liabilities
Current portion of long-term debt	$25.7	$24.3
Current portion of operating lease obligations	219.4	217.1
Current portion of finance lease obligations	14.7	14.6
Current income tax payable	0.2	—
Accounts payable and accrued expenses	457.6	504.6
Total current liabilities	717.6	760.6
Long-term liabilities
Long-term debt, less current portion	2,025.6	2,028.7
Operating lease obligations, less current portion	1,023.2	1,078.3
Finance lease obligations, less current portion	95.3	102.6
Long-term deferred tax liability	62.2	57.8
Long-term liability for uncertain tax positions	46.8	45.9
NCM screen advertising advances	342.8	346.0
Other long-term liabilities	35.2	37.9
Total long-term liabilities	3,631.1	3,697.2
Equity
Cinemark USA, Inc.'s stockholder's equity:
Class A common stock, $0.01 par value: 10,000,000 shares authorized, 1,500 shares issued and outstanding	—	—
Class B common stock, no par value: 1,000,000 shares authorized, 239,893 shares issued and 182,648 shares outstanding	49.5	49.5
Treasury stock, 57,245 Class B shares at cost	(24.2)	(24.2)
Additional paid-in-capital	1,469.6	1,459.0
Retained deficit	(672.4)	(544.0)
Accumulated other comprehensive loss	(374.5)	(397.0)
Total Cinemark USA, Inc.'s stockholder's equity	448.0	543.3
Noncontrolling interests	10.7	11.6
Total equity	458.7	554.9
Total liabilities and equity	$4,807.4	$5,012.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(in millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Admissions	$381.9	$153.5	$617.7	$209.6
Concession	286.0	109.8	459.0	149.3
Other	76.2	31.3	127.9	50.1
Total revenue	744.1	294.6	1,204.6	409.0
Cost of operations
Film rentals and advertising	222.6	76.6	350.2	99.8
Concession supplies	52.5	18.8	82.5	26.0
Salaries and wages	100.2	50.4	180.0	81.6
Facility lease expense	80.3	67.2	154.0	132.0
Utilities and other	106.5	61.2	193.4	110.3
General and administrative expense	47.5	36.7	87.4	71.8
Depreciation and amortization	61.0	66.9	122.7	135.1
Impairment of long-lived and other assets	92.3	—	92.3	—
Restructuring costs	(0.2)	(0.7)	(0.2)	(0.9)
(Gain) loss on disposal of assets and other	(0.7)	2.3	(7.6)	6.8
Total cost of operations	762.0	379.4	1,254.7	662.5
Operating loss	(17.9)	(84.8)	(50.1)	(253.5)
Other income (expense)
Interest expense	(32.0)	(31.1)	(64.1)	(61.6)
Interest income	2.7	3.8	4.3	4.4
Loss on extinguishment of debt	—	(3.9)	—	(6.5)
Foreign currency exchange gain (loss)	(3.1)	2.3	0.1	(0.7)
Distributions from NCM	—	—	—	0.1
Interest expense - NCM	(5.9)	(6.0)	(11.7)	(11.8)
Equity in loss of affiliates	(5.5)	(8.1)	(7.7)	(14.9)
Total other expense	(43.8)	(43.0)	(79.1)	(91.0)
Loss before income taxes	(61.7)	(127.8)	(129.2)	(344.5)
Income tax expense (benefit)	3.6	9.3	(2.9)	(3.9)
Net loss	$(65.3)	$(137.1)	$(126.3)	$(340.6)
Less: Net income (loss) attributable to noncontrolling interests	0.6	0.2	2.1	(0.4)
Net loss attributable to Cinemark USA, Inc.	$(65.9)	$(137.3)	$(128.4)	$(340.2)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(65.3)	$(137.1)	$(126.3)	$(340.6)
Other comprehensive income (loss), net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes and settlements	7.0	0.8	21.6	6.5
Foreign currency translation adjustments	(15.7)	8.3	(1.3)	(1.2)
Total other comprehensive income (loss), net of tax	(8.7)	9.1	20.3	5.3
Total comprehensive loss, net of tax	(74.0)	(128.0)	(106.0)	(335.3)
Comprehensive (income) loss attributable to noncontrolling interests	(0.6)	(0.2)	(2.1)	0.4
Comprehensive loss attributable to Cinemark USA, Inc.	$(74.6)	$(128.2)	$(108.1)	$(334.9)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, unaudited)

	Common Stock	Treasury Stock	Additional Paid-In-Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Cinemark USA, Inc. Stockholder's Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2022	$49.5	$(24.2)	$1,459.0	$(544.0)	$(397.0)	$543.3	$11.6	$554.9
Issuance of share based awards and share based awards compensation expense	—	—	4.9	—	—	4.9	—	4.9
Net income (loss)	—	—	—	(62.5)	—	(62.5)	1.5	(61.0)
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes and settlements	—	—	—	—	14.6	14.6	—	14.6
Amortization of accumulated losses for amended swap agreements	—	—	—	—	1.1	1.1	—	1.1
Foreign currency translation adjustments	—	—	—	—	14.4	14.4	—	14.4
Balance at March 31, 2022	$49.5	$(24.2)	$1,463.9	$(606.5)	$(366.9)	$515.8	$13.1	$528.9
Issuance of share based awards and share based awards compensation expense	—	—	5.7	—	—	5.7	—	5.7
Net income (loss)	—	—	—	(65.9)	—	(65.9)	0.6	(65.3)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3.0)	(3.0)
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes and settlements	—	—	—	—	7.0	7.0	—	7.0
Amortization of accumulated losses for amended swap agreements	—	—	—	—	1.1	1.1	—	1.1
Foreign currency translation adjustments	—	—	—	—	(15.7)	(15.7)	—	(15.7)
Balance at June 30, 2022	$49.5	$(24.2)	$1,469.6	$(672.4)	$(374.5)	$448.0	$10.7	$458.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)

(in millions, unaudited)

	Common Stock	Treasury Stock	Additional Paid-In-Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Cinemark USA, Inc. Stockholder's Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2021	$49.5	$(24.2)	$1,310.6	$(163.3)	$(398.6)	$774.0	$11.0	$785.0
Issuance of share based awards and share based awards compensation expense	—	—	4.4	—	—	4.4	—	4.4
Contributions from parent	—	—	120.0	—	—	120.0	—	120.0
Net loss	—	—	—	(202.9)	—	(202.9)	(0.6)	(203.5)
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes and settlements	—	—	—	—	5.7	5.7	—	5.7
Amortization of accumulated losses for amended swap agreements	—	—	—	—	1.1	1.1	—	1.1
Foreign currency translation adjustments	—	—	—	—	(9.5)	(9.5)	—	(9.5)
Balance at March 31, 2021	$49.5	$(24.2)	$1,435.0	$(366.2)	$(401.3)	$692.8	$10.4	$703.2
Issuance of share based awards and share based awards compensation expense	—	—	5.7	—	—	5.7	—	5.7
Net income (loss)	—	—	—	(137.3)	—	(137.3)	0.2	(137.1)
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes and settlements	—	—	—	—	0.8	0.8	—	0.8
Amortization of accumulated losses for amended swap agreements	—	—	—	—	1.1	1.1	—	1.1
Foreign currency translation adjustments	—	—	—	—	8.3	8.3	—	8.3
Balance at June 30, 2021	$49.5	$(24.2)	$1,440.7	$(503.5)	$(391.1)	$571.4	$10.6	$582.0

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(126.3)	$(340.6)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation	121.4	133.7
Amortization of intangible and other assets	1.3	1.4
Amortization of debt issuance costs	3.7	3.6
Interest accrued on NCM screen advertising advances	11.7	11.8
Amortization of NCM screen advertising advances and other deferred revenues	(16.3)	(16.1)
Amortization of accumulated losses for amended swap agreements	2.2	2.3
Share based awards compensation expense	10.6	10.1
Impairment of long-lived and other assets	92.3	—
(Gain) loss on disposal of assets and other	(7.6)	6.8
Loss on extinguishment of debt	—	6.5
Non-cash rent expense	(4.7)	(0.7)
Equity in loss of affiliates	7.7	14.9
Deferred income tax expense (benefit)	1.0	(13.6)
Distributions from equity investees	1.5	0.2
Changes in assets and liabilities and other	(42.3)	158.3
Net cash provided by (used for) operating activities	56.2	(21.4)

Investing activities
Additions to theatre properties and equipment	(40.6)	(32.8)
Proceeds from sale of theatre properties and equipment and other	11.8	2.0
Net cash used for investing activities	(28.8)	(30.8)

Financing activities
Restricted stock withholdings for payroll taxes	(2.1)	—
Contributions received from parent	—	120.0
Proceeds from issuance of senior notes	—	1,170.0
Proceeds from other borrowings	—	9.0
Redemption of senior notes	—	(1,155.0)
Repayments of long-term debt	(6.9)	(4.2)
Payment of debt issuance costs	—	(17.3)
Fees paid related to debt refinancing	—	(2.1)
Payments on finance leases	(7.2)	(7.3)
Other financing activities	(3.0)	—
Net cash provided by (used for) financing activities	(19.2)	113.1

Effect of exchange rate changes on cash and cash equivalents	(10.3)	(0.3)

Increase (decrease) in cash and cash equivalents	(2.1)	60.6

Cash and cash equivalents:
Beginning of period	442.7	260.6
End of period	$440.6	$321.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

1. The Company and Basis of Presentation

Cinemark USA, Inc., a wholly-owned subsidiary of Cinemark Holdings, Inc., and its subsidiaries operate in the motion picture exhibition industry, with theatres in the United States (“U.S.”), Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay.

The accompanying condensed consolidated balance sheet as of December 31, 2021, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. Majority-owned subsidiaries over which the Company has control are consolidated while those investments in entities of which the Company owns between 20% and 50% and does not control are accounted for under the equity method. Investments in entities of which the Company owns less than 20% are generally accounted for under the cost method, unless the Company is deemed to have the ability to exercise significant influence over the entities, in which case the Company would account for its investment under the equity method. The results of these subsidiaries and entities are included in the condensed consolidated financial statements effective with their formation or from their dates of acquisition. Intercompany balances and transactions are eliminated in consolidation.

These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2021, included in the Annual Report on Form 10-K filed March 9, 2022 by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be achieved for the full year.

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

Throughout 2020 and 2021 the Company reopened theatres as local restrictions and the status of the COVID-19 pandemic would allow. All of the Company's domestic and international theatres were reopened by the end of the fourth quarter of 2021. The industry’s recovery from the COVID-19 pandemic is still underway and is contingent upon the volume of new film content available, as well as the box office performance of new film content released, consumer sentiment in returning to movie theaters and government restrictions. The industry is also adjusting to the evolution of the exclusive theatrical window, competition from streaming platforms, supply chain constraints, inflationary impacts and other economic factors.

Restructuring Charges

During June 2020, Company management approved and announced a restructuring plan to realign its operations to create a more efficient cost structure (referred to herein as the “Restructuring Plan”) in response to the COVID-19 pandemic. The Restructuring Plan primarily included a headcount reduction at its domestic corporate office and the permanent closure of certain domestic and international theatres. The Company paid approximately $0.4 related to previously accrued restructuring costs during the six months ended June 30, 2022. The Company recorded a $0.2 reduction to previously accrued restructuring costs during the six months ended June 30, 2022 related to the settlement of facility closure costs for certain theatres. The remaining accrued restructuring costs of $0.8, which are

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

primarily related to facility closure costs, are reflected in accounts payable and accrued expenses on the condensed consolidated balance sheet as of June 30, 2022.

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

ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, (“ASU 2021-10”). The purpose of ASU 2021-10 is to provide annual disclosure guidance about transactions with a government for which the entity is applying a grant or contribution accounting model by analogy. More specifically, the amendments in ASU 2021-10 require disclosure of a) the nature of the transactions and the related accounting policy used to account for the transactions, b) the line items on the balance sheet and statement of loss, including the amounts applicable to each line item, that are affected by the transactions and c) significant terms and conditions of the transactions, including commitments and contingencies. The amendments in ASU 2021-10 are effective for annual periods beginning after December 15, 2021. The amendments in ASU 2021-10 should be applied either a) prospectively to all transactions at the date of initial application and new transactions that are entered into after the date of initial application or b) retrospectively to those transactions. The Company will provide the disclosures required by ASU 2021-10 in its Form 10-K for the year ended December 31, 2022.

4. Lease Accounting

Lease Deferrals and Abatements

Upon the temporary closure of theatres in March 2020, the Company began negotiating the deferral of rent and other lease-related payments with its landlords while theatres remained closed. These negotiations resulted in amendments to the leases that involve varying concessions, including the abatement of rent payments during closure, deferral of all or a portion of rent payments to later periods and deferrals of rent payments combined with an early exercise of an existing renewal option or extension of the lease term. Total remaining deferred payments as of June 30, 2022 and December 31, 2021 were $13.3 and $31.9, respectively, and are included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

The following table represents the Company’s aggregate lease costs, by lease classification, for the periods presented.

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Lease Cost	Classification	2022	2021	2022	2021
Operating lease costs
Equipment (1)	Utilities and other	$1.0	$0.5	$1.6	$0.9
Real Estate (2)(3)	Facility lease expense	81.9	67.6	156.9	131.4
Total operating lease costs		$82.9	$68.1	$158.5	$132.3

Finance lease costs
Amortization of leased assets	Depreciation and amortization	$3.2	$3.2	$6.3	$6.4
Interest on lease liabilities	Interest expense	1.3	1.5	2.7	3.1
Total finance lease costs		$4.5	$4.7	$9.0	$9.5
(1)
Includes approximately $0.9 and $0.3 of short-term lease payments for the three months ended June 30, 2022 and 2021, respectively. Includes approximately $1.4 and $0.6 of short-term lease payments for the six months ended June 30, 2022 and 2021, respectively.
(2)
Includes approximately $12.2 and $0.4 of variable lease payments based on a change in index, such as CPI or inflation, variable payments based on revenue or attendance and variable common area maintenance costs for the three months ended June 30, 2022 and 2021, respectively. Includes approximately $18.1 and $(1.9) of variable lease payments based on a change in index, such as CPI or inflation, variable payments based on revenue or attendance and variable common area maintenance costs for the six months ended June 30, 2022 and 2021, respectively.
(3)
Approximately $0.4 and $0.2 of lease payments are included in general and administrative expense primarily related to office leases for the three months ended June 30, 2022 and 2021, respectively. Approximately $0.7 and $0.6 of lease payments are included in general and administrative expense primarily related to office leases for the six months ended June 30, 2022 and 2021, respectively.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

The following table represents the minimum cash lease payments included in the measurement of lease liabilities and the non-cash addition of lease right-of-use assets for the periods presented.

	Six Months Ended
	June 30,
Other Information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Cash outflows for operating leases	$139.1	$133.6
Cash outflows for finance leases - operating activities	$2.7	$3.1
Cash outflows for finance leases - financing activities	$7.2	$7.3
Non-cash amount of right-of-use assets obtained in exchange for:
Operating lease liability additions, net of write-offs	$57.0	$55.2

As of June 30, 2022, the Company had signed lease agreements with total noncancelable lease payments of approximately $69.8 related to theatre leases that had not yet commenced. The timing of lease commencement is dependent on the completion of construction of the related theatre facility. Additionally, these amounts are based on estimated square footage and costs to construct each facility and may be subject to adjustment upon final completion of each construction project. In accordance with ASC Topic 842, fixed minimum lease payments related to these theatres are not included in the right-of-use assets and lease liabilities as of June 30, 2022.
5. Revenue Recognition

The Company’s patrons have the option to purchase movie tickets well in advance of a movie showtime or right before the movie showtime, or at any point in between those two timeframes depending on seat availability. The Company recognizes such admissions revenue when the showtime for a purchased movie ticket has passed. Concession revenue is recognized when products are sold to the consumer. Other revenue primarily consists of screen advertising and screen rental revenue, promotional income, studio trailer placements and transactional fees. Except for National CineMedia, LLC. ("NCM") screen advertising advances discussed below in Note 7, these revenues are generally recognized when the Company has performed the related services. The Company sells gift cards and discount ticket vouchers, the proceeds from which are recorded as deferred revenue. Deferred revenue for gift cards and discount ticket vouchers is recognized when they are redeemed for concession items or, if redeemed for movie tickets, when the showtime has passed. The Company generally records breakage revenue on gift cards and discount ticket vouchers based on redemption activity and historical experience with unused balances. The Company offers a subscription program in the U.S. whereby patrons can pay a monthly or annual fee to receive a monthly credit for use towards a future movie ticket purchase. The Company records the subscription program fees as deferred revenue and records admissions revenue when the showtime for a movie ticket purchased with a credit has passed. The Company has loyalty programs in the U.S. and many of its international locations that either have a prepaid annual fee or award points to customers as purchases are made. For those loyalty programs that have a prepaid annual fee, the Company recognizes the fee collected as other revenue on a straight-line basis. For those loyalty programs that award points to customers based on their purchases, the Company records a portion of the original transaction proceeds as deferred revenue based on the number of reward points issued to customers and recognizes the deferred revenue when the customer redeems such points. The value of loyalty points issued is based on the estimated fair value of the rewards offered. The Company records breakage revenue on its loyalty and subscription programs generally upon the expiration of loyalty points or subscription credits. Advances collected on other contracts are deferred and recognized during the period in which the Company satisfies the related performance obligations, which may differ from the period in which the advances are collected.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

Accounts receivable as of June 30, 2022 and December 31, 2021 included approximately $22.0 and $23.5, respectively, of receivables related to contracts with customers. The Company did not record any assets related to the costs to obtain or fulfill a contract with customers during the six months ended June 30, 2022.

Disaggregation of Revenue

The following tables present revenue, disaggregated based on major type of good or service and by reportable operating segment.

	Three Months Ended			Six Months Ended
	June 30, 2022			June 30, 2022
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Admissions revenue	$309.7	$72.2	$381.9	$501.5	$116.2	$617.7
Concession revenue	234.6	51.4	286.0	375.7	83.3	459.0
Screen advertising, screen rental and promotional revenue (2)	21.4	11.3	32.7	40.1	19.4	59.5
Other revenue	35.1	8.4	43.5	55.5	12.9	68.4
Total revenue	$600.8	$143.3	$744.1	$972.8	$231.8	$1,204.6

	Three Months Ended			Six Months Ended
	June 30, 2021			June 30, 2021
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Admissions revenue	$140.6	$12.9	$153.5	$189.1	$20.5	$209.6
Concession revenue	99.4	10.4	109.8	132.4	16.9	149.3
Screen advertising, screen rental and promotional revenue (2)	15.3	0.6	15.9	26.5	2.8	29.3
Other revenue	14.0	1.4	15.4	18.4	2.4	20.8
Total revenue	$269.3	$25.3	$294.6	$366.4	$42.6	$409.0
(1)
U.S. segment revenue excludes intercompany transactions with the international operating segment. See Note 15 for additional information on intercompany eliminations.
(2)
Amount includes amortization of NCM screen advertising advances. See NCM Screen Advertising Advances and Other Deferred Revenue below.

The following tables present revenue, disaggregated based on timing of recognition and by reportable operating segment.

	Three Months Ended			Six Months Ended
	June 30, 2022			June 30, 2022
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$573.8	$129.8	$703.6	$922.1	$208.4	$1,130.5
Goods and services transferred over time (2)	27.0	13.5	40.5	50.7	23.4	74.1
Total	$600.8	$143.3	$744.1	$972.8	$231.8	$1,204.6

	Three Months Ended			Six Months Ended
	June 30, 2021			June 30, 2021
	U.S.	International		U.S.	International
	Operating	Operating		Operating	Operating
	Segment (1)	Segment	Consolidated	Segment (1)	Segment	Consolidated
Goods and services transferred at a point in time	$249.5	$23.9	$273.4	$330.0	$38.2	$368.2
Goods and services transferred over time (2)	19.8	1.4	21.2	36.4	4.4	40.8
Total	$269.3	$25.3	$294.6	$366.4	$42.6	$409.0
(1)
U.S. segment revenue excludes intercompany transactions with the international operating segment. See Note 15 for additional information on intercompany eliminations.
(2)
Amount includes amortization of NCM screen advertising advances. See NCM Screen Advertising Advances and Other Deferred Revenue below.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

NCM Screen Advertising Advances and Other Deferred Revenue

The following table presents changes in the Company’s NCM screen advertising advances and other deferred revenue for the six months ended June 30, 2022.

	NCM screen advertising advances (1)	Other Deferred Revenues (2)
Balance at January 1, 2022	$346.0	$160.3
Amounts recognized as accounts receivable	—	1.4
Cash received from customers in advance	—	109.6
Common units received from NCM	1.3	—
Interest accrued related to significant financing component	11.7	—
Revenue recognized during period	(16.2)	(98.4)
Foreign currency translation adjustments	—	(0.1)
Balance at June 30, 2022	$342.8	$172.8
(1)
See Note 7 for the maturity of NCM screen advertising advances as of June 30, 2022.
(2)
Includes liabilities associated with outstanding gift cards and discount ticket vouchers, points or rebates outstanding under the Company’s loyalty and membership programs and revenue collected but not yet earned for screen advertising, screen rental and other promotional activities. Amounts are classified as accounts payable and accrued expenses or other long-term liabilities on the condensed consolidated balance sheet.

The table below summarizes the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of June 30, 2022 and when the Company expects to recognize this revenue.

	Twelve Months Ended June 30,
Remaining Performance Obligations	2023	2024	Thereafter	Total
Other deferred revenue	$153.4	$19.4	$—	$172.8

6. Long Term Debt

Long-term debt consisted of the following for the periods presented:

	June 30,	December 31,
	2022	2021
Cinemark USA, Inc. term loan due 2025	$629.8	$633.1
Cinemark USA, Inc. 8.750% senior secured notes due 2025	250.0	250.0
Cinemark USA, Inc. 5.875% senior notes due 2026	405.0	405.0
Cinemark USA, Inc. 5.250% senior notes due 2028	765.0	765.0
Other	28.2	30.2
Total carrying value of long-term debt	$2,078.0	$2,083.3
Less: Current portion	25.7	24.3
Less: Debt issuance costs, net of accumulated amortization	26.7	30.3
Long-term debt, less current portion, net of unamortized debt issuance costs	$2,025.6	$2,028.7

Senior Secured Credit Facility

Cinemark USA, Inc. has a senior secured credit facility that includes a $700.0 term loan and a $100.0 revolving credit line (the “Credit Agreement”). As of June 30, 2022, there was $629.8 outstanding under the term loan and no borrowings were outstanding under the revolving credit line. As of June 30, 2022, $100.0 was available for borrowing under the revolving credit line. Quarterly principal payments of $1.6 are due on the term loan through December 31, 2024, with a final principal payment of $613.4 due on March 29, 2025. The revolving credit line matures on November 28, 2024. The average interest rate applicable to outstanding term loan borrowings under the Credit Agreement as of June 30, 2022 was approximately 3.7% per annum, after giving effect to the interest rate swap agreements discussed below.

Interest Rate Swap Agreements

Below is a summary of the Company’s interest rate swap agreements, which are designated as cash flow hedges, as of June 30, 2022:

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

Notional					Estimated
Amount	Effective Date	Pay Rate	Receive Rate	Expiration Date	Fair Value (1)
$137.5	December 31, 2018	2.12%	1-Month LIBOR	December 31, 2024	$3.0
$175.0	December 31, 2018	2.12%	1-Month LIBOR	December 31, 2024	3.8
$137.5	December 31, 2018	2.19%	1-Month LIBOR	December 31, 2024	2.7
				Total	$9.5
(1)
Approximately $4.3 of the total is included in prepaid expenses and other and $5.2 is included in deferred charges and other assets, net on the condensed consolidated balance sheet as of June 30, 2022.

Effective March 31, 2020, the Company amended and extended its three then existing interest rate swap agreements, all of which are used to hedge a portion of the interest rate risk associated with the variable interest rates on the Company’s term loan debt and qualify for cash flow hedge accounting. Upon amending the interest rate swap agreements effective March 31, 2020, the Company determined that the interest payments hedged with the agreements are still probable to occur, therefore the loss that accumulated on the swaps prior to the amendments of $29.4 is being amortized to interest expense through December 31, 2022, the original maturity dates of the swaps. Approximately $1.1 was recorded in interest expense in the condensed consolidated statements of loss for the three months ended June 30, 2022 and 2021 and $2.2 was recorded in interest expense in the condensed consolidated statements of loss for the six months ended June 30, 2022 and 2021.

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

Fair Value of Long-Term Debt

The Company estimates the fair value of its long-term debt primarily using quoted market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by ASC 820, Fair Value Measurement (“ASC Topic 820”). The table below presents the carrying value and fair value of the Company's long-term debt as of the periods presented:

	As of
	June 30, 2022	December 31, 2021
Carrying value (1)	$2,078.0	$2,083.3
Fair value	$1,859.6	$2,058.0
(1)
The carrying value excludes unamortized debt issuance costs.

7. Investment in National CineMedia LLC

Below is a summary of activity with NCM included in the Company’s condensed consolidated financial statements:

	Investment in NCM	NCM Screen Advertising Advances	Equity in Loss	Other Revenue	Interest Expense - NCM	Cash Received (2)

Balance as of January 1, 2022	$135.4	$(346.0)
Receipt of common units due to annual common unit adjustment ("CUA")	1.3	(1.3)
Screen rental revenue earned under ESA (1)	—	—	$—	$(9.8)	$—	$9.8
Interest accrued related to significant financing component	—	(11.7)	—	—	11.7	—
Equity in loss	(9.7)	—	9.7	—	—	—
Impairment of investment in NCM	(86.8)	—	—	—	—	—
Amortization of screen advertising advances	—	16.2	—	(16.2)	—	—
Balance as of and for the six months ended June 30, 2022	$40.2	$(342.8)	$9.7	$(26.0)	$11.7	$9.8

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

(1)
Amounts include the per patron and per digital screen theatre access fees due to the Company, net of amounts due to NCM for on-screen advertising time provided to the Company’s beverage concessionaire of approximately $3.8.
(2)
The Company had a receivable from NCM of $7.1 as of June 30, 2022.

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

During March 2022, NCM performed its annual common unit adjustment calculation under the Common Unit Adjustment Agreement. As a result of the calculation, the Company received an additional 0.5 common units of NCM during April 2022 and recorded the additional common units received at their estimated fair value of $1.3 with a corresponding adjustment to NCM screen advertising advances. The fair value of the common units received was estimated based on the market price of National Cinemedia, Inc. ("NCMI") common stock (Level 1 input as defined in FASB ASC Topic 820) at the time the common units were determined, adjusted for volatility associated with the estimated time period it would take to convert the common units and register the respective shares.

Impairment of NCM Investment

As of June 30, 2022, the Company owned a total of 43.7 common units of NCM representing an ownership interest of approximately 25.5%. Each of the Company’s common units in NCM is convertible into one share of NCMI common stock. As of June 30, 2022, the estimated fair value of the Company’s investment in NCM was approximately $40.2 based on NCMI's stock price as of June 30, 2022 of $0.92 per share (Level 1 input as defined in FASB ASC Topic 820). Because the share price of NCMI was significantly below the Company’s carrying value of NCM per common unit and, due to the prolonged recovery of NCM's business, the Company wrote down its investment in NCM to its estimated fair value, in accordance with ASC 323-10-35, recording $86.8 charge to impairment expense during the six months ended June 30, 2022.

Exhibitor Services Agreement

As discussed above, the Company’s domestic theatres are part of the in-theatre digital network operated by NCM, the terms of which are defined in the ESA. NCM provides advertising to its theatres through its branded “Noovie” pre-show entertainment program and also handles lobby promotions and displays for our theatres. The Company receives a monthly theatre access fee for participation in the NCM network and also earns screen advertising or screen rental revenue on a per patron basis. See Note 6 to the Company's Annual Report on Form 10-K filed March 9, 2022 for further discussion of the accounting for revenue earned under the ESA as well as the accounting related to NCM screen advertising advances.

The deferred NCM screen advertising advances are recorded on a straight-line basis over the term of the amended ESA through February 2041. The table below summarizes when the Company expects to recognize this revenue:

	Twelve Months Ended June 30,
Remaining Maturity	2023	2024	2025	2026	2027	Thereafter	Total
NCM screen advertising advances (1)	$9.5	$10.1	$10.8	$11.6	$12.4	$288.4	$342.8
(1)
Amounts are net of the estimated interest to be accrued for the periods presented. See discussion of significant financing component below.

Significant Financing Component

As discussed in Note 6 to the Company's Annual Report on Form 10-K filed March 9, 2022, the Company's ESA with NCM includes an implied significant financing component, as per the guidance in ASC Topic 606. As a result of the significant financing component, the Company recognized incremental screen rental revenue and interest expense of $16.2 and $11.7, respectively, during the six months ended June 30, 2022 and incremental screen rental revenue and interest expense of $15.9 and $11.8, respectively, during the six months ended June 30, 2021. The interest expense was calculated using the Company’s incremental borrowing rates at the time when the cash was received from the NCM, Inc. IPO and each tranche of common units was received from NCM, which ranged from 4.4% to 8.3%.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

NCM Financial Information

Below is summary financial information for NCM for the periods indicated:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022	July 1, 2021	June 30, 2022	July 1, 2021
Gross revenue	$67.1	$14.0	$103.0	$19.4
Operating income (loss)	$5.6	$(29.7)	$(16.9)	$(57.9)
Net loss	$(15.1)	$(46.9)	$(54.6)	$(90.4)

	As of	As of
	June 30, 2022	December 30, 2021
Current assets	$127.0	$115.4
Noncurrent assets	$646.6	$658.0
Current liabilities	$279.3	$67.2
Noncurrent liabilities	$945.4	$1,114.7
Members deficit	$(451.1)	$(408.5)

8. Other Investments

Digital Cinema Implementation Partners LLC (“DCIP”)

On February 12, 2007, the Company, AMC and Regal (the “Exhibitors”) entered into a joint venture known as DCIP to facilitate the implementation of digital cinema in the Company’s theatres and to establish agreements with major motion picture studios for the financing of digital cinema. As of June 30, 2022, the Company had a 33% voting interest in DCIP and a 24.3% economic interest in DCIP. DCIP also entered into long-term Digital Cinema Deployment Agreements (“DCDAs”) with six major motion picture studios pursuant to which Kasima LLC, one of DCIP’s subsidiaries, received a virtual print fee ("VPF") each time the studio booked a film or certain other content on the leased digital projection systems. Other content distributors entered into similar DCDAs that provided for the payment of VPFs for bookings of the distributor's content on a leased digital projection system. The DCDAs expired in October 2021. Pursuant to the operating agreement between the Exhibitors and DCIP, DCIP began to distribute excess cash generated from their operations to the Exhibitors during 2019. As the DCDAs have expired and the MELA between the Company and Kasima has been terminated, as discussed below, DCIP and its subsidiaries no longer have regular operations, and final distributions are expected to be made to the Company in the third quarter of 2022.

Effective November 1, 2020, the Company amended the master equipment lease agreement (“MELA”) with Kasima LLC, which is an indirect subsidiary of DCIP, resulting in the termination of the MELA. Upon termination of the MELA, the Company received a distribution of the digital projection equipment that it previously leased. As the fair value of the distributed projectors was greater than the Company’s investment in DCIP at the time of the distribution, the investment in DCIP was reduced to zero at the time of the distribution. The Company does not recognize undistributed equity in the earnings or loss of its investment in DCIP until such time that future net earnings, less distributions received, surpass the amount of the excess distribution. The investment in DCIP on the condensed consolidated balance sheets as of December 31, 2021 and June 30, 2022 was $0.

Below is summary financial information for DCIP for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Gross revenues	$0.4	$14.1	$0.9	$19.7
Operating income (loss)	$(0.3)	$19.4	$(0.8)	$23.4
Net income (loss)	$(0.3)	$20.1	$(0.9)	$24.0

	As of
	June 30, 2022	December 31, 2021
Current assets	$21.8	$22.9
Current liabilities	$11.4	$11.6
Members' equity	$10.4	$11.3

Other Investment Activity

Below is a summary of activity for each of the Company’s other investees and corresponding changes to the Company's investment balances during the six months ended June 30, 2022:

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

	AC JV, LLC	DCDC	FE Concepts	Other	Total
Balance at January 1, 2022	$3.7	$1.8	$19.3	$0.4	$25.2
Cash distributions received	(1.5)	—	—	—	(1.5)
Equity income	1.3	0.1	0.6	—	2.0
Other	—	—	—	(0.1)	(0.1)
Balance at June 30, 2022	$3.5	$1.9	$19.9	$0.3	$25.6

Transactions with Other Investees

Below is a summary of transactions with each of the Company’s other investees for the three and six months ended June 30, 2022 and 2021:

		Three Months Ended		Six Months Ended
Investee	Transactions	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
DCIP	Equipment lease payments (1)	$—	$1.0	$—	$2.0
DCIP	Warranty reimbursements (2)	$—	$(0.4)	$—	$(0.7)
AC JV, LLC	Event fees paid (3)	$2.7	$0.4	$4.5	$0.6
DCDC	Content delivery fees paid (3)	$0.1	$0.1	$0.3	$0.2
(1)
As a result of the MELA amendment noted above, the Company recorded a lease termination liability during 2020. Lease termination payments of $1.0 and $2.0 made to DCIP during the three and six months ended June 30, 2021, respectively, reduced the liability outstanding, which was fully paid by October 2021.
(2)
Included in utilities and other costs on the condensed consolidated statements of loss.
(3)
Included in film rentals and advertising costs on the condensed consolidated statements of loss.

9. Share Based Awards

Restricted Stock

Below is a summary of restricted stock activity for the six months ended June 30, 2022:

	Shares of	Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at January 1, 2022	2.00	$21.73
Granted	0.87	$16.40
Vested	(0.47)	$26.24
Forfeited	(0.04)	$18.91
Outstanding at June 30, 2022	2.36	$18.91
Unvested restricted stock at June 30, 2022	2.36	$18.91

	Six Months Ended June 30,
	2022	2021
Compensation expense recognized by the Company during the period	$8.0	$8.5
Additional compensation expense recognized by Cinemark Holdings, Inc. during the period	$0.5	$0.5
Fair value of restricted stock held by Company employees that vested during the period	$7.2	$1.2
Fair value of restricted stock held by Cinemark Holdings, Inc.’s directors that vested during the period	$0.6	$1.3
Income tax benefit (cost) related to restricted stock held by Company employees	$1.0	$(0.2)
Additional income tax benefit related to restricted stock held by Cinemark Holdings, Inc.'s directors	$0.1	$0.3

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

During the six months ended June 30, 2022, Cinemark Holdings, Inc. granted 0.87 shares of restricted stock to its directors and certain employees of the Company. The fair value of the restricted stock granted was determined based on the closing price of the Cinemark Holdings, Inc.’s common stock on the grant date, which ranged from $14.87 to $17.07 per share. The Company assumed forfeiture rates for the restricted stock awards that ranged from 0% to 12%. The restricted stock granted during the six months ended June 30, 2022 vests over periods ranging from one to four years. The recipients of restricted stock are entitled to receive non-forfeitable dividends and to vote their respective shares, however, the sale and transfer of the restricted shares is prohibited during the restriction period.

As of June 30, 2022, the estimated remaining unrecognized compensation expense related to unvested restricted stock awards was $27.8, of which $26.7 will be recognized by the Company and $1.1 will be recognized by Cinemark Holdings, Inc. The weighted average period over which this remaining compensation expense will be recognized is approximately two years.

Restricted Stock Units

Below is a summary of restricted stock unit activity for the periods presented:

	Six Months Ended June 30,
	2022	2021
Number of restricted stock units that vested during the period	0.10	0.01
Fair value of restricted stock units that vested during the period	$1.7	$0.3
Accumulated dividends paid upon vesting of restricted stock units	$0.3	$0.1
Compensation expense recognized during the period	$2.6	$1.6
Income tax benefit (cost) related to restricted stock units	$0.1	$(0.3)

During the six months ended June 30, 2022, the Company granted performance awards in the form of restricted stock units. The maximum number of shares issuable under the performance awards is 0.76 shares of Cinemark Holdings, Inc.'s common stock. The performance metrics for these awards are based upon the achievement of pre-established criteria that consists of revenue and consolidated cash flows as defined in the award agreement. The performance measurement period for these performance awards is one year with an additional service requirement to the third anniversary of the date of grant. Each performance target underlying the performance award has a threshold, target and maximum level, with the maximum level equal to 175% of the target award. If the performance metrics meet the threshold level, approximately 29% of the maximum restricted stock units vest. If the performance metrics for the one-year period are at target, approximately 57% of the maximum restricted stock units vest. If the performance metrics are at the maximum, 100% of the maximum restricted stock units vest. Grantees are eligible to receive a ratable portion of the common stock issuable if the achievement of the performance goals is within the targets previously noted. All restricted stock units granted during 2022 will be paid in the form of Cinemark Holdings, Inc.'s common stock if the participant continues to provide services through the third anniversary of the grant date. Restricted stock unit award participants are eligible to receive dividend equivalent payments from the grant date to the extent declared by Cinemark Holdings, Inc. if, and at the time that, the restricted stock unit awards vest.

When the performance awards were issued, the Company estimated that the most likely outcome is the achievement of the target level. The fair value of the restricted stock unit awards was determined based on the closing price of Cinemark Holdings, Inc.'s common stock on the date of grant, which was $16.65 per share. The Company assumed a forfeiture rate of 5% for the restricted stock unit awards. During the three months ended June 30, 2022, based on updated performance expectations, the Company determined that the maximum performance level was more likely to be achieved. The Company recorded incremental compensation expense of approximately $0.6 related to the change in estimated performance level.

As of June 30, 2022, the estimated remaining unrecognized compensation expense related to outstanding restricted stock units was $13.6. The weighted average period over which this remaining compensation expense will be recognized is approximately two years. As of June 30, 2022, the Company had restricted stock units outstanding that represented a total of 1.0 hypothetical shares of common stock, net of forfeitures, reflecting actual certified performance levels for restricted stock units granted during 2019 and 2020 and the maximum performance level for the 2022 grant as discussed above.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

10. Goodwill and Other Intangible Assets

A summary of the Company’s goodwill is as follows:

	U.S. Operating Segment	International Operating Segment	Total
Balance at January 1, 2022 (1)	$1,182.9	$65.9	$1,248.8
Foreign currency translation adjustments	—	2.5	2.5
Balance at June 30, 2022 (1)	$1,182.9	$68.4	$1,251.3
(1)
Balances are presented net of accumulated impairment losses of $214.0 for the U.S. operating segment and $43.8 for the international operating segment. See discussion of the qualitative impairment analysis performed by the Company as of June 30, 2022 at Note 11.

A summary of the Company’s intangible assets is as follows:

	Balance at January 1, 2022	Amortization	Foreign Currency Translation Adjustments	Other (1)	Balance at June 30, 2022
Intangible assets with finite lives:
Gross carrying amount	$81.8	$—	$0.1	$(0.2)	$81.7
Accumulated amortization	(71.1)	(1.2)	—	0.2	(72.1)
Total net intangible assets with finite lives	$10.7	$(1.2)	$0.1	$—	$9.6

Intangible assets with indefinite lives:
Tradename and other	300.1	—	0.1	—	300.2
Total intangible assets, net	$310.8	$(1.2)	$0.2	$—	$309.8
(1)
Amounts represent the write-off of non-compete agreements that expired during the six months ended June 30, 2022.

The estimated aggregate future amortization expense for intangible assets is as follows:

Estimated
Amortization
For the six months ended December 31, 2022	$1.2
For the twelve months ended December 31, 2023	2.5
For the twelve months ended December 31, 2024	2.5
For the twelve months ended December 31, 2025	1.9
For the twelve months ended December 31, 2026	1.5
Thereafter	—
Total	$9.6

11. Impairment of Long-Lived Assets

The Company performed a qualitative impairment analysis on its goodwill and tradename intangible assets as of June 30, 2022. As a result of the qualitative assessment, the Company noted no impairment indicators related to its goodwill and tradename intangible assets as of June 30, 2022.

The Company's qualitative impairment analysis, by asset class, is described below:

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
•
Other Long-lived Assets – The Company’s qualitative assessment considers relevant market transactions, industry trading multiples and recent developments that would impact the Company's estimates of future cash flows, which are the primary measure of estimated fair value, as compared with its most recent quantitative impairment assessment.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

The Company performed a qualitative impairment analysis on its other long-lived assets, including theatre properties and right-of-use assets, as of June 30, 2022 to determine whether indicators of potential impairment existed at the theatre level, which is the level at which the Company tests its other long-lived assets. The Company then performed a quantitative impairment analysis for those theatres for which indicators of potential impairment were identified.

The Company’s quantitative evaluation at the theatre level uses estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the theatre’s useful life correlates with the remaining lease period, which includes the probability of the exercise of available renewal periods for leased properties, and the lesser of twenty years or the building’s remaining useful life for owned properties. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset group (theatre) with its estimated fair value. Significant judgment is involved in estimating fair value, including management’s estimate of future theatre level cash flows for each of the Company's theatres based on projected box office. Fair value is estimated based on a multiple of cash flows. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy, as defined by FASB ASC Topic 820-10-35, are based on projected operating performance, market transactions and industry trading multiples.

The Company's impairment charges were as follows for the six months ended June 30, 2022:

Six Months Ended
June 30,
2022
U.S. Segment
Theatre properties	$2.5
Theatre operating lease right-of-use assets	2.0
Investment in NCM (1)	86.8
U.S. total	91.3

International segment
Theatre properties	0.7
Theatre operating lease right-of-use assets	0.3
International total	1.0

Total Impairment	$92.3
(1)
See discussion at Impairment of NCM Investment in Note 7.

12.. Fair Value Measurements

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

Below is a summary of assets and liabilities measured at fair value on a recurring basis by the Company under FASB ASC Topic 820 as of June 30, 2022 and December 31, 2021:

		Carrying	Fair Value Hierarchy
Description	As of,	Value	Level 1	Level 2	Level 3
Interest rate swap assets (1)	June 30, 2022	$9.5	$—	$9.5	$—

Interest rate swap liabilities (1)	December 31, 2021	$14.6	$—	$14.6	$—
(1)
See further discussion of interest rate swaps at Note 6.

The Company uses the market approach for fair value measurements on a nonrecurring basis in the impairment evaluations of its goodwill, intangible assets and long-lived assets (see Note 10 and Note 11). See additional explanation of fair value measurement techniques used for long-lived assets, goodwill and intangible assets in “Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 9, 2022. There were no changes in valuation techniques. There were no transfers into or out of Level 1, Level 2 or Level 3 during the six months ended June 30, 2022.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

13. Foreign Currency Translation

The accumulated other comprehensive loss account in stockholders’ equity of $374.5 and $397.0 as of June 30, 2022 and December 31, 2021, respectively, primarily includes cumulative foreign currency net losses of $395.8 and $394.5, respectively, from translating the financial statements of the Company’s international subsidiaries and the cumulative changes in fair value of the Company’s interest rate swap agreements that are designated as hedges.

As of June 30, 2022, all foreign countries where the Company has operations are non-highly inflationary, other than Argentina. In non-highly inflationary countries, the local currency is the same as the functional currency and any fluctuation in the currency results in a cumulative foreign currency translation adjustment recorded to accumulated other comprehensive loss. The Company deemed Argentina to be highly inflationary beginning July 1, 2018. A highly inflationary economy is defined as an economy with a cumulative inflation rate of 100 percent or more over a three-year period. If a country’s economy is classified as highly inflationary, the financial statements of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity. The financial information of the Company’s Argentina subsidiaries was remeasured in U.S. dollars in accordance with ASC Topic 830, Foreign Currency Matters, effective July 1, 2018.

Below is a summary of the impact of translating the June 30, 2022 and June 30, 2021 financial statements of the Company’s international subsidiaries:

			Other Comprehensive Income (Loss) for
	Exchange Rate as of		Six Months Ended
Country	June 30, 2022	December 31, 2021	June 30, 2022	June 30, 2021
Brazil	5.2	5.6	$2.4	$2.8
Chile	926.1	852.0	(5.2)	(1.4)
Peru	3.9	4.0	1.0	(2.0)
All other			0.5	(0.6)
			$(1.3)	$(1.2)

As noted above, beginning July 1, 2018, Argentina was deemed highly inflationary. A foreign currency exchange loss of $2.0 and gain of $0.4 was recorded for the six months ended June 30, 2022 and 2021, respectively, as a result of translating Argentina's financial results to U.S. dollars.

14. Supplemental Cash Flow Information

The following is provided as supplemental information to the condensed consolidated statements of cash flows:

	Six Months Ended
	June 30,
	2022	2021
Cash paid for interest	$60.6	$59.9
Cash paid (refunds received) for income taxes, net	$1.0	$(136.4)
Cash deposited in restricted accounts (1)	$—	$7.3
Noncash operating activities:
Interest expense - NCM (see Note 7)	$(11.7)	$(11.8)
Noncash investing activities:
Change in accounts payable and accrued expenses for the acquisition of theatre properties and equipment(2)	$0.4	$(3.5)
Investment in NCM – receipt of common units (see Note 7)	$1.3	$10.2
(1)
Represents cash deposited in a collateral account during the period to support the issuance of letters of credit to lenders.
(2)
Additions to theatre properties and equipment included in accounts payable as of June 30, 2022 and December 31, 2021 were $8.6 and $8.2, respectively.
15. Segments

The Company manages its international market and its U.S. market as separate reportable operating segments, with the international segment consisting of operations in Brazil, Argentina, Chile, Colombia, Peru, Ecuador, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay. Each segment’s revenue is derived from admissions and concession sales and other ancillary revenue. The Company uses Adjusted EBITDA, as shown in the reconciliation table below, as the primary measure of segment profit and loss to evaluate performance and allocate its resources. The Company does not report total assets by segment because that information is not used to evaluate the performance of or allocate resources between segments.

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

Below is a breakdown of selected financial information by reportable operating segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue
U.S.	$603.5	$269.4	$977.2	$366.7
International	143.3	25.4	231.8	42.7
Eliminations	(2.7)	(0.2)	(4.4)	(0.4)
Total revenue	$744.1	$294.6	$1,204.6	$409.0

Adjusted EBITDA
U.S.	$111.5	$0.9	$126.5	$(75.6)
International	27.2	(12.3)	38.0	(27.3)
Total Adjusted EBITDA	$138.7	$(11.4)	$164.5	$(102.9)

Capital expenditures
U.S.	$16.5	$11.4	$30.5	$25.1
International	5.4	3.7	10.1	7.7
Total capital expenditures	$21.9	$15.1	$40.6	$32.8

The following table sets forth a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss	$(65.3)	$(137.1)	$(126.3)	$(340.6)
Add (deduct):
Income tax expense (benefit)	3.6	9.3	(2.9)	(3.9)
Interest expense (1)	32.0	31.1	64.1	61.6
Other expense, net (2)	11.8	8.0	15.0	23.0
Cash distributions from other equity investees (3)	0.9	—	1.5	0.1
Depreciation and amortization	61.0	66.9	122.7	135.1
Impairment of long-lived and other assets	92.3	—	92.3	—
Restructuring costs	(0.2)	(0.7)	(0.2)	(0.9)
(Gain) loss on disposal of assets and other	(0.7)	2.3	(7.6)	6.8
Loss on extinguishment of debt	—	3.9	—	6.5
Non-cash rent expense	(2.4)	(0.8)	(4.7)	(0.7)
Share based awards compensation expense	5.7	5.7	10.6	10.1
Adjusted EBITDA	$138.7	$(11.4)	$164.5	$(102.9)
(1)
Includes amortization of debt issuance costs and amortization of accumulated losses for amended swap agreements.
(2)
Includes interest income, foreign currency exchange (gain) loss and equity in loss of affiliates.
(3)
Reflects cash distributions received from equity investees that were recorded as a reduction of the respective investment balances (see Note 8). These distributions are reported entirely within the U.S. operating segment.

Financial Information About Geographic Areas

Below is a breakdown of selected financial information by geographic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue	2022	2021	2022	2021
U.S.	$603.5	$269.4	$977.2	$366.7
Brazil	54.8	5.5	87.9	9.9
Other international countries	88.5	19.9	143.9	32.8
Eliminations	(2.7)	(0.2)	(4.4)	(0.4)
Total	$744.1	$294.6	$1,204.6	$409.0

CINEMARK USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, unaudited)

	As of	As of
Theatre Properties and Equipment, net	June 30, 2022	December 31, 2021
U.S.	$1,131.1	$1,208.7
Brazil	53.8	56.8
Other international countries	111.1	117.4
Total	$1,296.0	$1,382.9

16. Related Party Transactions

The Company manages a theatre for Laredo Theatre, Ltd. (“Laredo”). The Company is the sole general partner and owns 75% of the limited partnership interests of Laredo. Lone Star Theatres, Inc. owns the remaining 25% of the limited partnership interests in Laredo and is 100% owned by Mr. David Roberts, Lee Roy Mitchell’s son-in-law. Lee Roy Mitchell, the Company's founder and a member of Cinemark Holdings, Inc.’s Board of Directors, owns, both directly and indirectly, approximately 8.5% of Cinemark Holdings, Inc.’s common stock. Under the agreement, management fees are paid by Laredo to the Company at a rate of 5% of annual theatre revenue. The Company recorded $0.3 and $0.1 of management fee revenue during the six months ended June 30, 2022 and 2021, respectively. All such amounts are included in the Company’s condensed consolidated financial statements with the intercompany amounts eliminated in consolidation. During the six months ended June 30, 2022, the Company paid an excess cash distribution of $2.0 to Laredo as required by the partnership agreement, which was recorded as a reduction of noncontrolling interest on the condensed consolidating balance sheet.

Walter Hebert, Mr. Mitchell’s brother-in-law, previously served as the Executive Vice President – Purchasing of the Company and retired in July 2021. Mr. Hebert served as a consultant to the Company until July 2022. During the six months ended June 30, 2022, the Company paid Mr. Hebert $0.1 related to consulting services.

The Company has an Aircraft Time Sharing Agreement with Copper Beech Capital, LLC (“Copper Beech”) to use, on occasion, a private aircraft owned by Copper Beech. Copper Beech is owned by Mr. Mitchell and his wife, Tandy Mitchell. The private aircraft is used by Mr. Mitchell and other executives who accompany Mr. Mitchell to business meetings for the Company. The Company reimburses Copper Beech for the actual costs of fuel usage and the expenses of the pilots, landing fees, storage fees and similar expenses incurred during the trip. For the six months ended June 30, 2022 and 2021, the Company did not make any payments to Copper Beech for the use of the aircraft.

The Company leases 13 theatres from Syufy Enterprises, LP (“Syufy”) or affiliates of Syufy. Raymond Syufy is one of the directors of Cinemark Holdings, Inc. and is an officer of the general partner of Syufy. For the six months ended June 30, 2022 and 2021, the Company paid total rent of $11.1 and $12.0, respectively, to Syufy. The Company provides digital equipment support to drive-in theatres owned by Syufy. The Company recorded management fees of $0.1 related to these services during each of the six months ended June 30, 2022 and 2021.

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

The Company has paid certain fees on behalf of its parent, Cinemark Holdings, Inc., and Cinemark Holdings, Inc. has paid income taxes and other expenses on behalf of the Company. The net receivable from Cinemark Holdings, Inc. as of June 30, 2022 and December 31, 2021 was $58.1 and $46.7, respectively. The Company received contributions from Cinemark Holdings, Inc. of $120.0 during the six months ended June 30, 2021.

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

(in millions, unaudited)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this report. Amounts included in the following discussion, except for screens, average screens, average ticket price and concessions revenue per patron, are rounded in millions.

We are a leader in the motion picture exhibition industry, with theatres in the U.S., Brazil, Argentina, Chile, Colombia, Ecuador, Peru, Honduras, El Salvador, Nicaragua, Costa Rica, Panama, Guatemala, Bolivia, Curacao and Paraguay. As of June 30, 2022, we managed our business under two reportable operating segments – U.S. markets and international markets. See Note 15 to our condensed consolidated financial statements.

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

Throughout 2020 and 2021 we reopened theatres as local restrictions and the status of the COVID-19 pandemic would allow. All of our domestic and international theatres were reopened by the end of the fourth quarter of 2021. The industry’s recovery from the COVID-19 pandemic is still underway and is contingent upon the volume of new film content available, as well as the box office performance of new film content released, consumer sentiment in returning to movie theaters and government restrictions. The industry is also adjusting to the evolution of the exclusive theatrical window, competition from streaming platforms, supply chain constraints, inflationary impacts and other economic factors.

Revenue and Expense

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

Films leading the box office during the six months ended June 30, 2022 included the carryover of Spider-Man: No Way Home as well as new releases including Top Gun: Maverick, Doctor Strange in the Multiverse of Madness, The Batman, Jurassic World: Dominion, Sonic the Hedgehog 2, Uncharted, The Lost City, Lightyear, The Bad Guys and Elvis. Films scheduled for release during the remainder of 2022 include Black Panther: Wakanda Forever, Minions: The Rise of Gru, Thor: Love and Thunder, Black Adam, Puss in Boots: The Last Wish, Shazam! Fury of the Gods, Nope, Bullet Train, Halloween Ends and the highly anticipated sequel, Avatar: The Way of Water, among other films. There are several key factors impacting the industry box office's recovery from the COVID-19 pandemic, including the availability and quality of new films released, the duration of the exclusive theatrical windows and evolving consumer behavior with competition from streaming platforms and other forms of entertainment.

Film rental costs are variable in nature and fluctuate with our admissions revenue. Film rental costs as a percentage of revenue are generally higher for periods in which more blockbuster films are released. The Company received virtual print fees from studios for certain of its international locations, which are included as a contra-expense in film rental and advertising costs on the condensed consolidated statements of loss. However, these costs were fully recovered during 2021. Virtual print fees were not received during 2022 and will not be received in future periods. Advertising costs, which are expensed as incurred, are primarily related to reigniting theatrical moviegoing, increasing loyalty to Cinemark and building our audiences. These expenses vary depending on the timing and length of such campaigns.

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

General and administrative expense to support the overall management of the Company is primarily fixed in nature with certain variable expenses. Fixed expenses include salaries and wages and benefits costs for our corporate office personnel, facility expenses for our corporate and other offices, software maintenance costs and audit fees. Some variable expenses may include incentive compensation, consulting and legal fees, supplies and other costs that are not specifically associated with the operations of our theatres.

Results of Operations

The following table sets forth, for the periods indicated, the amounts for certain items reflected in our condensed consolidated statements of loss along with each of those items as a percentage of revenue.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating data (in millions):
Revenue
Admissions	$381.9	$153.5	$617.7	$209.6
Concession	286.0	109.8	459.0	149.3
Other	76.2	31.3	127.9	50.1
Total revenue	$744.1	$294.6	$1,204.6	$409.0
Cost of operations
Film rentals and advertising	222.6	76.6	350.2	99.8
Concession supplies	52.5	18.8	82.5	26.0
Salaries and wages	100.2	50.4	180.0	81.6
Facility lease expense	80.3	67.2	154.0	132.0
Utilities and other	106.5	61.2	193.4	110.3
General and administrative expense	47.5	36.7	87.4	71.8
Depreciation and amortization	61.0	66.9	122.7	135.1
Impairment of long-lived and other assets	92.3	—	92.3	—
Restructuring costs	(0.2)	(0.7)	(0.2)	(0.9)
(Gain) loss on disposal of assets and other	(0.7)	2.3	(7.6)	6.8
Total cost of operations	762.0	379.4	1,254.7	662.5
Operating loss	$(17.9)	$(84.8)	$(50.1)	$(253.5)

Operating data as a percentage of total revenue:
Revenue
Admissions	51.3%	52.1%	51.3%	51.2%
Concession	38.4%	37.3%	38.1%	36.5%
Other	10.3%	10.6%	10.6%	12.3%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of operations (1)
Film rentals and advertising	58.3%	49.9%	56.7%	47.6%
Concession supplies	18.4%	17.1%	18.0%	17.4%
Salaries and wages	13.5%	17.1%	14.9%	20.0%
Facility lease expense	10.8%	22.8%	12.8%	32.3%
Utilities and other	14.3%	20.8%	16.1%	27.0%
General and administrative expense	6.4%	12.5%	7.3%	17.6%
Depreciation and amortization	8.2%	22.7%	10.2%	33.0%
Impairment of long-lived and other assets	12.4%	—%	7.7%	—%
Restructuring costs	—%	(0.2)%	—%	(0.2)%
(Gain) loss on disposal of assets and other	(0.1)%	0.8%	(0.6)%	1.7%
Total cost of operations	102.4%	128.8%	104.2%	162.0%
Operating loss	(2.4)%	(28.8)%	(4.2)%	(62.0)%
(1)
All costs are expressed as a percentage of total revenue, except film rentals and advertising, which are expressed as a percentage of admissions revenue, and concession supplies, which are expressed as a percentage of concession revenue.

Three months ended June 30, 2022 (the “second quarter of 2022”) versus the three months ended June 30, 2021 (the “second quarter of 2021”).

The COVID-19 pandemic has had an ongoing impact on the movie exhibition industry. When comparing the results for the second quarter of 2022 with the second quarter of 2021, the following should be noted:

•
All of our domestic and international theatres were open during the second quarter of 2022 while certain of our domestic and international theatres were temporarily closed for portions of the second quarter of 2021.
•
The North American Industry box office exceeded $2.3 billion during the second quarter of 2022, which included blockbuster films such as Top Gun: Maverick, Doctor Strange in the Multiverse of Madness, Jurassic World: Dominion and Sonic the Hedgehog 2.
•
The North American Industry box office totaled approximately $0.8B during the second quarter of 2021 with a limited number of new releases, which included A Quiet Place Part II, F9 The Fast Saga, Cruella and The Conjuring: The Devil Made Me Do It.

Revenue. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenue.

	U.S. Operating Segment		International Operating Segment			Consolidated
					Constant Currency (3)
	2022	2021	2022	2021	2022	2022	2021
Admissions revenue	$309.7	$140.6	$72.2	$12.9	$76.2	$381.9	$153.5
Concession revenue	234.6	99.4	51.4	10.4	54.9	286.0	109.8
Other revenue (1)	56.5	29.3	19.7	2.0	20.5	76.2	31.3
Total revenue (1)	$600.8	$269.3	$143.3	$25.3	$151.6	$744.1	$294.6
Attendance	34.0	15.1	18.0	4.0		52.0	19.1
Average ticket price (2)	$9.11	$9.33	$4.01	$3.21	$4.23	$7.34	$8.04
Concession revenue per patron (2)	$6.90	$6.59	$2.86	$2.60	$3.05	$5.50	$5.75
(1)
U.S. operating segment revenue includes eliminations of intercompany transactions with the international operating segment. See Note 15 to our condensed consolidated financial statements.
(2)
Average ticket price is calculated as admissions revenue divided by attendance. Concession revenue per patron is calculated as concession revenue divided by attendance.
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
•
U.S. Attendance increased 125.2% to 34.0 million patrons during the second quarter of 2022 compared with 15.1 million patrons during the second quarter of 2021 due to the improved state of the COVID-19 pandemic and a more consistent cadence of new film releases with broad consumer appeal. Average ticket price decreased to $9.11 during the second quarter of 2022 compared with $9.33 during the second quarter of 2021. The second quarter of 2021 benefited from the mix of fewer matinee and weekday showtimes, the impact of Private Watch Parties and recognition of previously deferred loyalty revenues. Concession revenue per patron increased 4.7% to $6.90 during the second quarter of 2022 compared with $6.59 during the second quarter of 2021 driven by strategic pricing initiatives and a wider array of food and beverage offerings. Other revenue for the second quarter of 2022 increased 92.8% to $56.5 million compared with $29.3 million during the second quarter of 2021 primarily due to attendance growth, which drove an increase in transaction fees, screen advertising and promotional revenue.
•
International. Attendance increased 350% to 18.0 million patrons during the second quarter of 2022 compared with 4.0 million patrons during the second quarter of 2021 due to the reopening of theatres and a more consistent cadence of new film releases with broad consumer appeal during the second quarter of 2022. Average ticket price was $4.01 for the second quarter of 2022 as reported, $4.23 in constant currency, compared with $3.21 for the second quarter of 2021. The increase in average ticket price in constant currency was primarily the result of strategic pricing actions and higher premium ticket mix. Concession revenue per patron was $2.86 as reported, $3.05 in constant currency, for the second quarter of 2022 compared with $2.60 in the second quarter of 2021. The increase in concession revenue per patron in constant currency was due to strategic pricing actions and higher purchase incidence. Other revenue for the second quarter of 2022 increased 885% to $19.7 million compared with $2.0 million during the second period of 2021 primarily due to the growth in attendance, which drove an increase in screen advertising, transaction fees and promotional revenue.

Cost of Operations. The table below, presented by reportable operating segment, summarizes our year-over-year theatre operating costs.

	U.S. Operating Segment		International Operating Segment			Consolidated
	2022	2021	2022	2021	Constant Currency (1) 2022	2022	2021
Film rentals and advertising	$185.7	$70.3	$36.9	$6.3	$39.1	$222.6	$76.6
Concession supplies	$41.2	$16.1	$11.3	$2.7	$12.1	$52.5	$18.8
Salaries and wages	$84.4	$43.5	$15.8	$6.9	$16.8	$100.2	$50.4
Facility lease expense	$63.2	$59.9	$17.1	$7.3	$17.8	$80.3	$67.2
Utilities and other	$81.3	$52.9	$25.2	$8.3	$26.3	$106.5	$61.2
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
•
U.S. Film rentals and advertising costs for the second quarter of 2022 were 60% of admissions revenue compared with 50% for the second quarter of 2021. The rate for the second quarter of 2022 reflected the success of new film releases as discussed above, which skewed higher on sliding film rental scales. The rate for the second quarter of 2021 reflected limited new film releases and the impact of library content. Concession supplies expense for the second quarter of 2022 was 17.6% of concession revenue compared with 16.2% of concession revenue for the second quarter of 2021. The increase in the concession supplies rate was due to inflationary and supply chain pressures on certain concession categories.

Salaries and wages increased to $84.4 million for the second quarter of 2022 compared with $43.5 million for the second quarter of 2021 as a result of significantly higher attendance, expanded operating hours and wage rate increases with average hourly rates up approximately 12% compared with the second quarter of 2021, partially offset by efficiencies and streamlined operations. Facility lease expense, which is primarily fixed in nature, increased $3.3 million due to new theatres and an increase in percentage rent expense and common area maintenance costs. Utilities and other costs increased to $81.3 million for the second quarter of 2022, as many of these costs, such as janitorial costs, utilities costs, credit card fees and repairs and maintenance, are variable in nature and increased due to the expansion of operating hours and a significant increase in attendance.

•
International. Film rentals and advertising costs for the second quarter of 2022 were 51.1% of admissions revenue compared with 48.8% for the second quarter of 2021. The increase in the film rentals and advertising rate was a result of the increase in new film content, partially offset by lower marketing costs as a percentage of revenue. Concession supplies expense was 22.0% of concessions revenue compared with 26.0% of concession revenue for the second quarter of 2021. The decrease in concessions supplies rate was primarily driven by the disposal of perishable goods during the second quarter of 2021 due to temporary theatre closures.

Salaries and wages increased to $15.8 million as reported for the second quarter of 2022 due to the significantly higher attendance, expanded operating hours and inflationary impacts. Facility lease expense increased to $17.1 million as reported due to increased percentage rent driven by higher revenue and the return of minimum rent thresholds for certain leases that were temporarily adjusted while theatres were reopening during the second quarter of 2021. Utilities and other costs increased to $25.2 million as reported as many of these costs are variable in nature, such as credit card fees, security expense, janitorial costs and repairs and maintenance, and were impacted by the significant increase in attendance in the second quarter of 2022. These expenses, as reported, were also impacted by exchange rates in each of the countries in which we operate.

General and Administrative Expense. General and administrative expense increased to $47.5 million for the second quarter of 2022 compared with $36.7 million for the second quarter of 2021. The increase is primarily due to higher staffing levels, incentive-based compensation and consulting fees to support our strategic initiatives as well as higher legal fees.

Depreciation and Amortization. Depreciation and amortization expense decreased to $61.0 million for the second quarter of 2022 compared with $66.9 million for the second quarter of 2021 primarily due to the impairment of theatre assets during 2021.

Impairment of Long-Lived and Other Assets. We recorded asset impairment charges on assets held and used of $92.3 million for the second quarter of 2022. Long-lived asset impairment charges of approximately $5.5 million were recorded primarily due to the prolonged recovery of certain theatres as a result of the COVID pandemic on our operations. In addition, we recorded an impairment of $86.8 million for our investment in NCM as NCMI’s stock price was significantly below the Company’s carrying value of NCM per common unit and due to the prolonged recovery of NCM's business. See Note 11 to our condensed consolidated financial statements for a discussion of impairment analyses performed and a summary of impairment recorded.

(Gain) Loss on Disposal of Assets and Other. A gain on disposal of assets and other of $(0.7) million was recorded during the second quarter of 2022 compared with a loss of $2.4 million during the second quarter of 2021. Activity for the second quarter of 2022 was primarily related to the write-off of liabilities related to certain lease agreements that were either amended or terminated and insurance proceeds on property damages. Activity for the second quarter of 2021 was primarily related to the termination of certain lease agreements, partially offset by gains on sales of excess land parcels.

Interest Expense. Interest expense, which includes amortization of debt issuance costs and amortization of accumulated losses for swap amendments, increased to $32.0 million during the second quarter of 2022 compared with $31.1 million for the second quarter of 2021. The increase was primarily due to the issuance of the 5.875% Senior Notes and 5.25% Senior Notes to refinance the 5.125% Senior Notes and 4.875% Senior Notes during 2021. See further discussion at Financing Activities below.

Loss on Extinguishment of Debt. We recorded a loss on extinguishment of debt of $3.9 million during the second quarter of 2021 related to the early retirement of our 4.875% Senior Notes, including the write-off of unamortized debt issuance costs and legal and other fees paid.

Equity in Loss of Affiliates. Equity in loss of affiliates of $5.5 million was recorded during the second quarter of 2022 compared with $8.1 million during the second quarter of 2021. The decrease in equity in loss of affiliates is due to the continued overall recovery of our equity investees’ performance as the industry continues to recover. See Notes 8 and 9 to our condensed consolidated financial statements for information about our equity investments.

Income Taxes. An income tax expense of $3.6 million was recorded for the second quarter of 2022 compared with an income tax expense of $9.3 million for the second quarter of 2021. The effective tax rate was approximately (5.8)% for the second quarter of 2022 compared with (7.3)% for the second quarter of 2021. The effective tax rate for the second quarter of 2022 was impacted by valuation allowances related to certain deferred tax assets for which the ultimate realization is uncertain. For the second quarter of 2022, we utilized the annual effective tax rate (“AETR”) method to calculate our interim tax provision. However, in the prior quarter, we recorded the interim tax provision using the discrete method as allowed by ASC Topic 740-270-30-18, Income Taxes Interim Reporting. We used the discrete method rather than the AETR method due to significant variations in income tax expense relative to changes (increases or decreases) in estimated pretax earnings. Use of the AETR method would have resulted in an unreliable tax rate in the prior period. Income tax provisions for interim (quarterly) periods are generally based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Six months ended June 30, 2022 (the “2022 period”) versus the six months ended June 30, 2021 (the “2021 period”).

The COVID-19 pandemic has had an ongoing impact on the movie exhibition industry. When comparing the results for the 2022 period with the 2021 period, the following should be noted:

•
All of our domestic and international theatres were open during the 2022 period while certain of our domestic and international theatres were temporarily closed for portions of the 2021 period.
•
The North American Industry box office exceeded $3.7 billion during the 2022 period, which included blockbuster films such as Top Gun: Maverick, Doctor Strange in the Multiverse of Madness, The Batman, Jurassic World: Dominion and Sonic the Hedgehog 2.
•
The North American Industry box office totaled approximately $1B during the 2021 period with library content and a limited number of new releases, which included A Quiet Place Part II, Godzilla vs. Kong, F9 The Fast Saga, Cruella and The Conjuring: The Devil Made Me Do It.

Revenue. The table below, presented by reportable operating segment, summarizes our year-over-year revenue performance and certain key performance indicators that impact our revenue.

	U.S. Operating Segment		International Operating Segment			Consolidated
					Constant Currency (3)
	2022	2021	2022	2021	2022	2022	2021
Admissions revenue	$501.5	$189.1	$116.2	$20.5	$122.6	$617.7	$209.6
Concession revenue	375.7	132.4	83.3	16.9	88.8	459.0	149.3
Other revenue (1)	95.6	44.9	32.3	5.2	33.6	127.9	50.1
Total revenue (1)	$972.8	$366.4	$231.8	$42.6	$245.0	$1,204.6	$409.0
Attendance	54.7	20.3	30.4	6.5		85.1	26.8
Average ticket price (2)	$9.17	$9.31	$3.82	$3.15	$4.03	$7.26	$7.81
Concession revenue per patron (2)	$6.87	$6.52	$2.74	$2.59	$2.92	$5.39	$5.56
(1)
U.S. operating segment revenue includes eliminations of intercompany transactions with the international operating segment. See Note 15 to our condensed consolidated financial statements
(2)
Average ticket price is calculated as admissions revenue divided by attendance. Concession revenue per patron is calculated as concession revenue divided by attendance.
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

•
U.S. Attendance increased 169.5% to 54.7 million patrons during the 2022 period compared with 20.3 million patrons during the 2021 period due to the improved state of the COVID-19 pandemic and a more consistent cadence of new film releases with broad consumer appeal. Average ticket price decreased to $9.17 during the 2022 period compared with $9.31 during the 2021 period. The 2021 period benefited from the mix of fewer matinee and weekday showtimes, the impact of Private Watch Parties and recognition of previously deferred loyalty revenues. Concession revenue per patron increased 5.4% to $6.87 during the 2022 period compared with $6.52 during the 2021 period driven by higher incidence, mix of films, a wider array of food and beverage offerings and operating hours that are more conducive to concession purchases. Other revenue for the 2022 period increased 112.9% to $95.6 million compared with $44.9 million during the 2021 period primarily due to attendance growth, which drove an increase in transaction fees, screen advertising and promotional revenue.
•
International. Attendance increased 368% to 30.4 million patrons during the 2022 period compared with 6.5 million patrons during the 2021 period due to the reopening of theatres and a more consistent cadence of new film releases with broad consumer appeal during the 2022 period. Average ticket price was $3.82 as reported, $4.03 in constant currency, compared with the 2021 period of $3.15. The increase in average ticket price in constant currency was primarily the result of strategic pricing actions and higher premium ticket mix. Concession revenue per patron was $2.74 as reported, $2.92 in constant currency, for the 2022 period compared with $2.59 for the 2021 period. The increase in concession revenue per patron in constant currency was due to strategic pricing actions and higher purchase incidence. Other revenue for the 2022 period increased 521.2% to $32.3 million compared with $5.2 million during the 2021 period primarily due to higher attendance, which drove an increase screen advertising, transaction fees and promotional revenue.

Cost of Operations. The table below, presented by reportable operating segment, summarizes our year-over-year theatre operating costs.

	U.S. Operating Segment		International Operating Segment			Consolidated
	2022	2021	2022	2021	Constant Currency (1) 2022	2022	2021
Film rentals and advertising	$291.9	$89.6	$58.3	$10.2	$61.7	$350.2	$99.8
Concession supplies	$64.1	$21.6	$18.4	$4.4	$19.7	$82.5	$26.0
Salaries and wages	$151.5	$68.4	$28.5	$13.2	$30.2	$180.0	$81.6
Facility lease expense	$125.7	$118.9	$28.3	$13.1	$29.5	$154.0	$132.0
Utilities and other	$149.4	$92.9	$44.0	$17.4	$46.0	$193.4	$110.3
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
•
U.S. Film rentals and advertising costs for the 2022 period were 58.2% of admissions revenue compared with 47.4% for the 2021 period. The rate for the 2022 period reflected the success of new film releases as discussed above. The rate for the 2021 period reflected the release of limited new films which skewed lower on our negotiated film rental scales, and the impact of library content. Concession supplies expense for the 2022 period was 17.1% of concession revenue compared with 16.3% of concession revenue for the 2021 period. The increase in the concession supplies rate was due to inflationary and supply chain pressures on certain concession categories.

Salaries and wages increased to $151.5 million for the 2022 period compared with $68.4 million for the 2021 period as a result of significantly higher attendance, expanded operating hours and wage rate increases with average hourly rates up approximately 13% compared with the 2021 period, partially offset by efficiencies and streamlined operations. Facility lease expense increased to $125.7 million primarily due to new theatres and an increase in percentage rent expense and common area maintenance costs. Utilities and other costs increased to $149.4 million, as many of these costs, such as janitorial costs, utilities costs, credit card fees and repairs and maintenance, are variable in nature and were impacted by the expansion of operating hours and a significant increase in attendance.

•
International. Film rentals and advertising costs for the 2022 period were 50.2% of admissions revenue compared with 49.8% for the 2021 period. The increase in the film rentals and advertising rate was a result of the increase in new film content, partially offset by lower marketing costs as a percentage of revenue. Concession supplies expense was 22.1% of concessions revenue compared with 26.0% of concession revenue for the 2021 period. The decrease in concessions supplies rate was primarily driven by the disposal of perishable goods during the first half of 2021 due to temporary theatre closures.

Salaries and wages increased to $28.5 million as reported for the 2022 period due to the significantly higher attendance, expanded operating hours and inflationary impacts. Facility lease expense increased to $28.3 million as reported due to increased percentage rent driven by higher revenue and the return of minimum rent thresholds for certain leases that were temporarily adjusted while theatres were reopening during the 2021 period. Utilities and other costs increased to $44.0 million as reported, as many of these costs are variable in nature, such as credit card fees, security expense, janitorial costs and repairs and maintenance, and were impacted by the significant increase in attendance. These expenses, as reported, were also impacted by exchange rate fluctuations in each of the countries in which we operate.

General and Administrative Expense. General and administrative expense increased to $87.4 million for the 2022 period compared with $71.8 million for the 2021 period. The increase is primarily due to higher staffing levels, incentive-based compensation and consulting fees to support our strategic initiatives as well as higher legal fees.

Depreciation and Amortization. Depreciation and amortization expense decreased to $122.7 million for the 2022 period compared with $135.1 million for the 2021 period primarily due to the impairment of theatre assets during 2021.

Impairment of Long-Lived and Other Assets. We recorded asset impairment charges on assets held and used of $92.3 million for the 2022 period. Long-lived asset impairment charges of approximately $5.5 million were recorded primarily due to the prolonged recovery of certain theatres as a result of the COVID pandemic on our operations. In addition, we recorded an impairment of $86.8 million for our investment in NCM as NCMI’s stock price was significantly below the Company’s carrying value of NCM per common unit and due to the prolonged recovery of NCM's business. See Note 11 to our condensed consolidated financial statements for a discussion of impairment analyses performed and a summary of impairment recorded.

(Gain) Loss on Disposal of Assets and Other. A gain on disposal of assets and other of $(7.6) million was recorded for the 2022 period compared with a loss of $6.8 million for the 2021 period. Activity for the 2022 period was primarily related to the sale of excess land parcels. Activity for the 2021 period was primarily related to the write-off of certain digital projectors recently received from DCIP in a non-cash distribution that were replaced with laser projectors, partially offset by gains on the sale of excess land parcels.

Interest Expense. Interest expense, which includes amortization of debt issuance costs and amortization of accumulated losses for swap amendments, increased to $64.1 million during the second quarter of 2022 compared with $61.6 million for the second quarter of 2021. The increase was primarily due to the issuance of the 5.875% Senior Notes and 5.25% Senior Notes to refinance the 5.125% Senior Notes and 4.875% Senior Notes during 2021. See further discussion at Financing Activities below.

Loss on Extinguishment of Debt. We recorded a loss on extinguishment of debt of $6.5 million during the 2021 period related to the early retirement of our 5.125% Senior Notes and 4.875% Senior Notes, including the write-off of unamortized debt issuance costs and legal and other fees paid.

Equity in Loss of Affiliates. Equity in loss of affiliates of $7.7 million was recorded during the second quarter of 2022 compared with $14.9 million during the second quarter of 2021. The decrease in equity in loss of affiliates is due to the continued overall recovery of our equity investees’ performance as the industry continues to recover. See Notes 9 and 10 to our condensed consolidated financial statements for information about our equity investments.

Income Taxes. An income tax benefit of $(2.9) million was recorded for the second quarter of 2022 compared with an income tax benefit of $(3.9) million for the 2021 period. The effective tax rate was approximately 2.2% for the 2022 period compared with 1.1% for the 2021 period. The effective tax rate for the 2022 period was impacted by valuation allowances related to certain deferred tax assets for which the ultimate realization is uncertain. For the 2022 and 2021 periods, we utilized the annual effective tax rate method to calculate our interim tax provision. Income tax provisions for interim (quarterly) periods are based on estimated annual income tax rates and are adjusted for the effects of significant, infrequent or unusual items (i.e. discrete items) occurring during the interim period. As a result, the interim rate may vary significantly from the normalized annual rate.

Liquidity and Capital Resources

Operating Activities

We primarily collect our revenue in cash, mainly through box office receipts and the sale of concessions. Our revenue is generally received in cash prior to the payment of related expenses; therefore, we have an operating “float” and historically have not required traditional working capital financing. We temporarily closed all of our theatres during March 2020 and funded operating expenses with cash on hand and new financing discussed below under Financing Activities while theatres were closed and as we reopened our theatres. During the latter part of 2021, as we began to show a steady stream of new film content and our theatres were returning to more consistent operating hours, we began to generate positive cash flows from operations and transition back to our historical working capital “float” position. However, our working capital position will continue to fluctuate based on seasonality, the timing and volume of new film content, the timing of interest payments on our long-term debt as well as timing of payment of other operating expenses that are paid annually or semi-annually, such as property and other taxes and incentive bonuses. We believe our existing cash and expected cash flows from operations will be sufficient to meet our working capital, capital expenditures, and expected cash requirements from known contractual obligations for the next twelve months and beyond.

Cash provided by operating activities was $56.2 million for the six months ended June 30, 2022 compared with cash used for operating activities of $(21.4) million for the six months ended June 30, 2021. The increase in cash provided by (used for) operating activities was primarily a result of the timing and level of revenue earned during each period and the timing of payments to vendors for expenses incurred during each period.

As discussed in Note 4 to our condensed consolidated financial statements, we negotiated the deferral of rent and other lease-related payments in 2020 and early 2021 with some of our landlords. As of June 30, 2022, approximately $13.3 million in deferred lease payments remain outstanding, the majority of which will be repaid during the remainder of 2022.

Investing Activities

Our investing activities have been principally related to the development, remodel and acquisition of theatres. New theatre openings, remodels and acquisitions historically have been financed with internally generated cash and by debt financing, including borrowings under our senior secured credit facility. Cash used for investing activities was $28.8 million for the six months ended June 30, 2022 compared with $30.8 million for the six months ended June 30, 2021.

Capital expenditures, disaggregated by new and existing theatres, during the six months ended June 30, 2022 and 2021 were as follows (in millions):

	Six Months Ended June 30,
	2022	2021
New theatres	$15.8	$10.5
Existing theatres	24.8	22.3
Total capital expenditures	$40.6	$32.8

We operated 521 theatres with 5,855 screens worldwide as of June 30, 2022. Theatres and screens acquired, built and closed during the six months ended June 30, 2022 were as follows:

	January 1, 2022	Built	Closed	June 30, 2022
U.S (42 states)
Theatres	321	1	(2)	320
Screens	4,408	7	(21)	4,394

International (15 countries)
Theatres	201	1	(1)	201
Screens	1,460	13	(12)	1,461

Worldwide
Theatres	522	2	(3)	521
Screens	5,868	20	(33)	5,855

As of June 30, 2022, we had the following signed commitments:

	Theatres	Screens	Estimated Cost (1)
Remainder of 2022
U.S.	1	21	$11.7
International	1	11	1.9
Total	2	32	$13.6

Subsequent to 2022
U.S.	3	34	$23.1
International	4	21	9.0
Total	7	55	$32.1

Total commitments at June 30, 2022	9	87	$45.7
(1)
We expect approximately $13.6 million to be paid during the remainder of 2022 and $17.2 million, $11.9 million and $3.0 million to be paid during 2023, 2024 and 2025, respectively. The timing of payments is subject to change as a result of construction or other delays.

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

Financing Activities

Cash used for financing activities was $(19.2) million for the six months ended June 30, 2022 compared with cash provided by financing activities of $113.1 million for the six months ended June 30, 2021. During the six months ended June 30, 2021, we received a contribution of $120.0 million from our parent company and issued 5.875% Senior Notes and 5.25% Senior Notes, the proceeds of which were used to redeem the 5.125% Senior Notes and the 4.875% Senior Notes as discussed further below.

We may, from time to time, seek to retire or repurchase our outstanding debt securities through cash purchases or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on the availability and prices of such debt securities, prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Long-term debt consisted of the following as of June 30, 2022 (in millions):

	June 30,	December 31,
	2022	2021
Cinemark USA, Inc. term loan due 2025	$629.8	$633.1
Cinemark USA, Inc. 8.750% senior secured notes due 2025	250.0	250.0
Cinemark USA, Inc. 5.875% senior notes due 2026	405.0	405.0
Cinemark USA, Inc. 5.250% senior notes due 2028	765.0	765.0
Other	28.2	30.2
Total long-term debt	$2,078.0	$2,083.3
Less: Current portion	25.7	24.3
Less: Debt issuance costs, net of accumulated amortization	26.7	30.3
Long-term debt, less current portion, net of unamortized debt issuance costs	$2,025.6	$2,028.7

As of June 30, 2022, $100 million was available for borrowing under the revolving line of credit.

Contractual Obligations

There have been no material changes in our contractual obligations previously disclosed in “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed March 9, 2022.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Senior Secured Credit Facility

Cinemark USA, Inc. has a senior secured credit facility that includes a $700.0 million term loan and a $100.0 million revolving credit line (the “Credit Agreement”). Under the amended Credit Agreement, quarterly principal payments of $1.6 million are due on the term loan through December 31, 2024, with a final principal payment of $613.4 million due on March 29, 2025. Cinemark USA, Inc. had $100.0 million of available borrowing capacity on the revolving credit line as of June 30, 2022.

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

The dividend restriction contained in the Credit Agreement prevents the Company and any of its subsidiaries from paying a dividend or otherwise distributing cash to its stockholders unless (1) the Company is not in default, and the distribution would not cause Cinemark USA, Inc. to be in default, under the Credit Agreement; and (2) the aggregate amount of certain dividends, distributions, investments, redemptions and capital expenditures made since December 18, 2012, including dividends declared by the board of directors, is less than the sum of (a) the aggregate amount of cash and cash equivalents received by Cinemark Holdings, Inc. or Cinemark USA, Inc. as common equity since December 18, 2012, (b) Cinemark USA, Inc.’s consolidated EBITDA minus 1.75 times its consolidated interest expense, each as defined in the Credit Agreement, and (c) certain other defined amounts, or collectively, the Applicable Amount. As of June 30, 2022, Cinemark USA, Inc. could have distributed up to approximately $2.8 billion to its parent company and sole stockholder, Cinemark Holdings, Inc.

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

On August 21, 2020, in conjunction with the issuance of Cinemark Holdings, Inc.'s 4.50% Convertible Senior Notes, we further amended the waiver of the leverage covenant through the fiscal quarter ending September 30, 2021. The amendment also i) modifies the leverage covenant calculation beginning with the calculation for the trailing twelve-month period ended December 31, 2021, ii) for purposes of testing the consolidated net senior secured leverage ratio for the fiscal quarters ending on December 31, 2021, March 31, 2022 and June 30, 2022, permits us to substitute Consolidated EBITDA for the first three fiscal quarters of 2019 in lieu of Consolidated EBITDA for the corresponding fiscal quarters of 2021, (iii) modifies the restrictions imposed by the covenant waiver and (iv) makes such other changes to permit the issuance of the 4.50% Convertible Senior Notes discussed below. The required maximum ratio is 4.25 to 1 and our actual ratio as of June 30, 2022, using the substitute Consolidated EBITDA as described above, was 1.67.

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

As of June 30, 2022, there was $629.8 million outstanding under the term loan and no borrowings were outstanding under the $100.0 million revolving line of credit. The average interest rate on outstanding term loan borrowings under the Credit Agreement as of June 30, 2022 was approximately 3.7% per annum, after giving effect to the interest rate swap agreements discussed above.

5.875% Senior Notes

On March 16, 2021, Cinemark USA, Inc. issued $405 million aggregate principal amount of 5.875% senior notes due 2026, at par value (the “5.875% Senior Notes”). Proceeds, after payment of fees, were used to fund a cash tender offer to purchase any and all of Cinemark USA’s 5.125% Senior Notes (the “5.125% Senior Notes”) and to redeem any of the 5.125% Notes that remained outstanding after the tender offer. See further discussion of the tender offer below. Interest on the 5.875% Senior Notes is payable on March 15 and September 15 of each year, beginning September 15, 2021. The 5.875% Senior Notes mature on March 15, 2026. The Company incurred debt issuance costs of approximately $6.0 million in connection with the issuance, which are recorded as a reduction of long-term debt, less current on the condensed consolidated balance sheet.

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

Borrowings of International Subsidiaries

As of June 30, 2022, certain of the Company’s international subsidiaries have an aggregate borrowing of $28.2 million outstanding under various local bank loans. The Company has deposited cash into a collateral account to support the issuance of letters of credit to the lenders for certain of these international bank loans. The total amount deposited as of June 30, 2022 was $25.8 million and is considered restricted cash.

During the year ended December 31, 2021, we obtained a waiver of the maintenance covenant related to the bank loans in Chile through June 30, 2022.

Covenant Compliance

See discussion above at Senior Secured Credit Facility for discussion of dividend restriction, negative covenants and leverage ratio covenant under the Credit Agreement.

The indentures governing the 5.875% Senior Notes, the 5.25% Senior Notes and the 8.750% Secured Notes ("the indentures") contain covenants that limit, among other things, the ability of Cinemark USA, Inc. and certain of its subsidiaries to (1) make investments or other restricted payments, including paying dividends, making other distributions or repurchasing subordinated debt or equity, (2) incur additional indebtedness and issue preferred stock, (3) enter into transactions with affiliates, (4) enter new lines of business, (5) merge or consolidate with, or sell all or substantially all of its assets to, another person and (6) create liens. As of June 30, 2022, Cinemark USA, Inc. could have distributed up to approximately $3.1 billion to its parent company and sole stockholder, Cinemark Holdings, Inc., under the terms of the indentures, subject to its available cash and other borrowing restrictions outlined in the indentures. Upon a change of control, as defined in the indentures, Cinemark USA, Inc. would be required to make an offer to repurchase the 5.875% Senior Notes, the 5.25% Senior Notes and the 8.750% Secured Notes at a price equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest, if any, through the date of repurchase. The indentures allow Cinemark USA, Inc. to incur additional indebtedness if we satisfy the coverage ratio specified in the indenture, after giving effect to the incurrence of the additional indebtedness, and in certain other circumstances. The required minimum coverage ratio is 2 to 1 and our actual ratio as of June 30, 2022 was 2.62.

As of June 30, 2022, we believe we were in full compliance with all agreements, including all related covenants, governing our outstanding debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to financial market risks, including changes in interest rates, foreign currency exchange rates and other relevant market prices.

Interest Rate Risk

We currently have variable rate debt. An increase or decrease in interest rates would affect our interest expense related to this variable rate debt. We have three interest rate swap agreements that are used to hedge a portion of the interest rate risk associated with our term loan, covering $450.0 million of the $629.8 million outstanding at June 30, 2022. At June 30, 2022, we had an aggregate of $208.0 million of variable rate debt outstanding, and a 100 basis point increase in market interest rates would increase our annual interest expense by $2.0 million.

The table below provides information about our fixed rate and variable rate long-term debt agreements as of June 30, 2022:

	Expected Maturity for the Twelve Months Ending June 30,								Average
	(in millions)								Interest
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value	Rate
Fixed rate	$—	$—	$700.0	$405.0	$—	$765.0	$1,870.0	$1,661.2	5.5%
Variable rate	25.7	9.9	168.0	1.2	1.1	2.1	208.0	198.5	3.9%
Total debt (1)	$25.7	$9.9	$868.0	$406.2	$1.1	$767.1	$2,078.0	$1,859.7
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

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2022, we carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Other than the discussion at Note 17, there have been no material changes from legal proceedings previously reported under “Business – Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed March 9, 2022.

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

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2022

(in millions, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$339.0	$101.6	$—	$440.6
Other current assets	352.8	(109.8)	(7.2)	235.8
Total current assets	691.8	(8.2)	(7.2)	676.4
Theatre properties and equipment, net	1,296.0	—	—	1,296.0
Operating lease right-of-use assets, net	1,180.6	—	—	1,180.6
Other assets	1,741.4	284.5	(371.5)	1,654.4
Total assets	$4,909.8	$276.3	$(378.7)	$4,807.4
Liabilities and equity
Current liabilities
Current portion of long-term debt	$25.7	$—	$—	$25.7
Current portion of operating lease obligations	219.4	—	—	219.4
Current portion of finance lease obligations	14.7	—	—	14.7
Current income tax payable	0.1	0.1	—	0.2
Accounts payable and accrued expenses	464.7	—	(7.1)	457.6
Total current liabilities	724.6	0.1	(7.1)	717.6
Long-term liabilities
Long-term debt, less current portion	2,290.2	—	(264.6)	2,025.6
Operating lease obligations, less current portion	1,023.2	—	—	1,023.2
Finance lease obligations, less current portion	95.3	—	—	95.3
Other long-term liabilities and deferrals	475.0	12.0	—	487.0
Total long-term liabilities	3,883.7	12.0	(264.6)	3,631.1
Commitments and contingencies
Equity	301.5	264.2	(107.0)	458.7
Total liabilities and equity	$4,909.8	$276.3	$(378.7)	$4,807.4

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF LOSS

SIX MONTHS ENDED JUNE 30, 2022

(in millions, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Revenue	$1,204.6	$—	$—	$1,204.6
Cost of operations				—
Theatre operating costs	960.1	—	—	960.1
General and administrative expense	87.4	—	—	87.4
Depreciation and amortization	122.7	—	—	122.7
Impairment of long-lived assets and other	60.9	31.4	—	92.3
Restructuring costs	(0.2)	—	—	(0.2)
Gain on sale of assets and other	(7.6)	—	—	(7.6)
Total cost of operations	1,223.3	31.4	—	1,254.7
Operating loss	(18.7)	(31.4)	—	(50.1)
Other income (expense)	(78.7)	(0.4)	—	(79.1)
Loss before income taxes	(97.4)	(31.8)	—	(129.2)
Income tax expense (benefit)	3.7	(6.6)	—	(2.9)
Net loss	(101.1)	(25.2)	—	(126.3)
Less: Net income attributable to noncontrolling interests	2.1	—	—	2.1
Net loss attributable to Cinemark USA, Inc.	$(103.2)	$(25.2)	$—	$(128.4)

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

SIX MONTHS ENDED JUNE 30, 2022

(in millions, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Net loss	$(101.1)	$(25.2)	$—	$(126.3)
Other comprehensive loss, net of tax
Unrealized gain due to fair value adjustments on interest rate swap agreements, net of taxes and settlements	21.6	—	—	21.6
Foreign currency translation adjustments	(1.3)	—	—	(1.3)
Total other comprehensive income, net of tax	20.3	—	—	20.3
Total comprehensive loss, net of tax	(80.8)	(25.2)	—	(106.0)
Comprehensive income attributable to noncontrolling interests	(2.1)	—	—	(2.1)
Comprehensive loss attributable to Cinemark USA, Inc.	$(82.9)	$(25.2)	$—	$(108.1)

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

CINEMARK USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2022

(in millions, unaudited)

	Restricted	Unrestricted
	Group	Group	Eliminations	Consolidated
Operating activities
Net loss	$(101.1)	$(25.2)	$—	$(126.3)
Adjustments to reconcile net loss to cash provided by (used for) operating activities	221.4	3.4	—	224.8
Changes in assets and liabilities	(65.6)	23.3	—	(42.3)
Net cash provided by (used for) operating activities	54.7	1.5	—	56.2
Investing activities
Additions to theatre properties and equipment	(40.6)	—	—	(40.6)
Proceeds from sale of theatre properties and equipment and other	11.8	—	—	11.8
Net cash used for investing activities	(28.8)	—	—	(28.8)
Financing activities
Restricted stock withholdings for payroll taxes	(2.1)	—	—	(2.1)
Repayments on long-term debt	(6.9)	—	—	(6.9)
Payments on finance leases	(7.2)	—	—	(7.2)
Other financing activities	(3.0)	—	—	(3.0)
Net cash provided by (used for) financing activities	(19.2)	—	—	(19.2)
Effect of exchange rate changes on cash and cash equivalents	(10.3)	—	—	(10.3)
Decrease in cash and cash equivalents	(3.6)	1.5	—	(2.1)
Cash and cash equivalents:
Beginning of year	342.6	100.1	—	442.7
End of year	$339.0	$101.6	$—	$440.6

Note: “Restricted Group” and “Unrestricted Group” are defined in the indentures for the senior notes.

Item 6. Exhibits

10.1

First Amendment, dated as of July 9, 2021, to Lease Agreement, dated as of May 26, 2015, by and between Sy Arden Way LLC, as landlord and Century Theatres, Inc., as tenant, for Howe ‘Bout Arden Center, Sacramento, CA (incorporated by reference to Exhibit 10.1 of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed August 5, 2022).

10.2

Second Amendment, dated as of June 24, 2022, to Lease Agreement, dated as of May 26, 2015, by and between Sy Arden Way LLC, as landlord and Century Theatres, Inc., as tenant, for Howe ‘Bout Arden Center, Sacramento, CA (incorporated by reference to Exhibit 10.2 of Cinemark Holdings, Inc. Quarterly Report on Form 10-Q, File No. 001-33401, filed August 5, 2022).

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

* 101

The following material from Cinemark USA, Inc.’s Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language), filed herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Loss, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

* 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINEMARK USA, INC.
Registrant

DATE:	August 5, 2022

/s/Sean Gamble
Sean Gamble
Chief Executive Officer

/s/Melissa Thomas
Melissa Thomas
Chief Financial Officer